Form 10-Q
period 1999-09-30
AOA HOLDING LLC
filed 1999-12-06
CIK 1088933

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 1999

                        AOA HOLDING LLC AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

                         Commission File No. 333-82145

              Minnesota                                  36-4298658
    (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                   Identification No.)

                             --------------------

                        1380 West Paces Ferry Road, N.W.
                              Suite 170, South Wing
                                Atlanta, GA 30327
                    (Address of principal executive offices)

                                 (404) 233-1366
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None.

           Securities Registered Pursuant to Section 12(g) of the Act:
                          10 3/8% Senior Notes Due 2006

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO X

                        AOA HOLDING LLC AND SUBSIDIARIES
                                      INDEX

                                                                                                        Page Number
PART I.  FINANCIAL INFORMATION
       Item 1.  Financial Statements

                Consolidated  Balance Sheets of  AOA Holding LLC and Subsidiaries
                as of September 30, 1999 (unaudited) and December 31, 1998 ...............................    1

                Consolidated Statements of Operations of AOA Holding LLC and
                Subsidiaries for the quarters and nine months ended September 30, 1999
                and 1998 (audited)........................................................................    2

                Consolidated Statement of Changes in Member's
                Deficit of AOA Holding LLC and Subsidiaries
                for the nine months ended September 30, 1999 (unaudited)..................................    3

                Consolidated Statements of Cash Flows of AOA Holding LLC and
                Subsidiaries for the nine months ended September 30, 1999
                and 1998 (audited)........................................................................    4

                Notes to Interim Consolidated Financial Statements of
                AOA Holding LLC and Subsidiaries (unaudited) .............................................    5

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................................................    8


PART II.  OTHER INFORMATION

       Item 1.  Legal Proceedings ........................................................................   14
       Item 2.  Changes in Securities ....................................................................   14
       Item 3.  Defaults Upon Senior Securities ..........................................................   14
       Item 4.  Submission of Matters to a Vote of Security Holders ......................................   14
       Item 5.  Other Information ........................................................................   14
       Item 6.  Exhibits and Reports on Form 8-K .........................................................   14

SIGNATURES ...............................................................................................   15

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                         September 30,
                                                                             1999            December 31,
                              ASSETS                                     (unaudited)            1998
                                                                         ------------        ------------
Current assets:
   Cash and cash equivalents                                               $   3,369            $  1,687
   Investments                                                                 2,742               1,879
   Accounts receivable, less allowance for doubtful
     accounts of $1,136 and $648 at September 30, 1999
     and December 31, 1998, respectively                                       9,985               8,424
   Receivables from related parties                                               72                 129
   Inventories                                                                    63                  69
   Prepaid rent                                                                3,221               2,826
   Prepaid expenses                                                              774                 647
                                                                           ---------            --------
     Total current assets                                                     20,226              15,661

Property, plant and equipment, net                                            55,901              53,350
Intangible assets, net                                                         9,865               9,108
Other assets                                                                     218                  74
                                                                           ---------            --------
                                                                           $  86,210            $ 78,193
                                                                           =========            ========

                     LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
   Accounts payable                                                        $     625            $    558
   Interest payable                                                            1,057               3,606
   Accrued expenses and other liabilities                                      2,868               2,583
   Deferred compensation                                                         738               4,108
                                                                           ---------            --------
     Total current liabilities                                                 5,288              10,855

Long-term debt                                                               176,297             132,728
Deferred compensation                                                          5,163               4,057
                                                                           ---------            --------
     Total liabilities                                                       186,748             147,640

Commitments and contingencies (Note 4)

Member's deficit                                                            (100,538)            (69,447)
                                                                           ---------            --------
                                                                           $  86,210            $ 78,193
                                                                           =========            ========

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                      Quarter Ended        Nine Months Ended
                                                                      September 30,           September 30,
                                                                    1999        1998        1999        1998
                                                                  --------    --------    --------    --------
Gross Revenues                                                    $ 20,226    $ 19,083    $ 56,152    $ 53,447
   Less agency commissions                                           1,858       1,942       5,122       5,335
                                                                  --------    --------    --------    --------
     Net outdoor advertising revenue                                18,368      17,141      51,030      48,112

Operating expenses:
   Direct advertising expenses                                       8,499       8,226      24,774      23,593
   Corporate general and administrative                                946       1,067       2,244       3,177
   Depreciation and amortization                                     1,466       2,084       5,231       6,217
   Deferred compensation                                               360         203       1,230         533
                                                                  --------    --------    --------    --------
     Total operating expenses                                       11,271      11,580      33,479      33,520
                                                                  --------    --------    --------    --------

     Operating income                                                7,097       5,561      17,551      14,592
                                                                  --------    --------    --------    --------

Other expenses (income):
   Interest expense                                                  4,581       3,568      12,001      10,859
   Interest expense - related parties                                    0           1           0          15
   Payments to Adams Partnership minority limited partners               0           0       2,500           0
   Other expenses (income), net                                          4          (6)        (10)         56
   (Gain) loss on disposals of property, plant
     and equipment, net                                                (63)         81         (42)        100
                                                                  --------    --------    --------    --------
     Total other expenses                                            4,522       3,644      14,449      11,030
                                                                  --------    --------    --------    --------
     Income before extraordinary loss
       on early extinguishment of debt                               2,575       1,917       3,102       3,562

     Extraordinary loss on early extinguishment of debt               (194)       (330)       (194)       (330)
                                                                  --------    --------    --------    --------
     Net income                                                   $  2,381    $  1,587    $  2,908    $  3,232
                                                                  ========    ========    ========    ========

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  (Unaudited)
                            (Dollars in Thousands)



                                                              MEMBER'S
                                                               DEFICIT
                                                              ---------

BALANCE, DECEMBER 31, 1998                                    $ (69,447)

NET INCOME                                                        2,908

DISTRIBUTIONS                                                   (33,999)
                                                              ---------

BALANCE, SEPTEMBER 30, 1999                                   $(100,538)
                                                              =========









See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                   1999           1998
                                                                                                 ---------      ---------
Cash flows from operating activities:
   Net Income                                                                                    $  2,908       $  3,232
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                                                 4,559          5,587
       Amortization of intangible assets                                                            1,088          1,020
       Deferred compensation expense                                                                1,230            533
       Payments of deferred compensation                                                           (4,044)        (1,262)
       Barter expense (income)                                                                         27            (40)
       (Gain) loss on disposals of property, plant and
         equipment, net                                                                               (42)           100
       Purchases of investments                                                                      (598)           (95)
       Extraordinary loss                                                                             194            330

       Changes in assets and liabilities:
         Accounts receivable, net                                                                  (1,504)        (1,841)
         Inventories                                                                                    6             20
         Prepaid rent and other prepaid expenses                                                     (522)          (310)
         Other assets                                                                                (144)           223
         Accounts payable and accrued expenses                                                        527             83
         Interest payable                                                                          (2,549)        (3,157)
         Other liabilities - long term                                                                 --             --
                                                                                                 --------       --------
           Net cash provided by operating activities                                                1,136          4,423

Cash flows from investing activities:
       Additions to property, plant and equipment                                                  (7,055)        (8,191)
       Proceeds from sale of property, plant
          and equipment                                                                                71            343
                                                                                                 --------       --------
         Net cash used in investing activities                                                     (6,984)        (7,848)

Cash flows from financing activities:
       Debt financing costs                                                                        (1,846)           (68)
       Payments on revolving line of credit                                                       (27,119)       (15,944)
       Advances on revolving line of credit                                                        20,688         19,910
       Premium on Senior Notes redemption                                                            (194)          (198)
       Proceeds from long-term debt                                                                50,000             --
       Distributions to partners                                                                  (33,999)          (546)
                                                                                                 --------       --------
         Net cash provided by financing activities                                                  7,530          3,154
                                                                                                 --------       --------
                  Net increase (decrease) in cash and cash equivalents                              1,682           (271)

Cash and cash equivalents at beginning of period                                                    1,687          3,121
                                                                                                 --------       --------
Cash and cash equivalents at end of period                                                       $  3,369       $  2,850
                                                                                                 ========       ========

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

(1)  The Limited Liability Corporation

Organization

AOA Holding LLC ("AOA Holding" or the "Company") was incorporated on May 4, 1999, as a Minnesota limited liability company. AOA Holding was formed to acquire the direct individual interests of Stephen Adams in Adams Outdoor Advertising Limited Partnership ("Adams Partnership") and Adams Outdoor Advertising Inc. ("Adams Inc.") and to serve as a co-issuer of the 10 3/8% Senior Notes due 2006 (the "Senior Notes") (Note 2). AOA Holding's assets consist of 100% of the outstanding capital stock of Adams Inc., a 0.70% general partnership interest and a 68.3% limited partnership interest in Adams Partnership. Mr. Adams is the sole member of AOA Holding and all operations are conducted through Adams Partnership.

AOA Capital Corp. ("AOA Capital"), a wholly-owned subsidiary of AOA Holding, was incorporated on May 4, 1999 for the sole purpose of serving as co-issuer of the Senior Notes.


(2)  Offering

In May 1999, following the organization, AOA Holding and its 100% owned subsidiary, AOA Capital issued $50 million of Senior Notes. The net proceeds from the offering were used by AOA Holding (i) to make a $32.5 million distribution to its sole member, (ii) to repay $13.25 million of indebtedness of Adams Partnership, and (iii) to make a $2.5 million allocation to the Adams Partnership minority limited partners.

The Senior Notes are unsecured obligations of AOA Holding and its 100% owned subsidiary, AOA Capital. The Senior Notes mature on June 1, 2006 and bear interest at 10 3/8%. Interest is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999. The interest rate is subject to increase if the Senior Notes are not registered with the Securities and Exchange Commission and declared effective within 150 days of the original issuance.

The Senior Notes are redeemable at the option of the Company, in whole or in part after June 1, 2003 at the following redemption prices (expressed as percentage of principal amount), together, in each case, with accrued and unpaid interest to the redemption date; 105.188% in 2003, 102.594% in 2004 and 100.00% in 2005 and thereafter. The Company may also redeem the Senior Notes in whole but not in part at any time during the nine-month period beginning on April 15, 2001 at 100% of the aggregate principal plus accrued and unpaid interest in the event of a concurrent redemption by Adams Partnership of its outstanding notes.

The Indenture contains, among other things, covenants restricting the ability of the Company to incur additional indebtedness, make certain distributions, make certain investments, change the status of company subsidiaries, create liens, enter into transactions with affiliates, dispose of assets, enter into sale-leaseback transactions, make payments for consents, and enter into additional lines of business.

In connection with the reorganization, the Adams Partnership agreement was amended to provide that the limited partnership interest of AOA Holding become a "priority" interest whereby all limited partner distributions (other than permitted tax distributions) will be made only to AOA Holding until the notes are paid in full. In recognition of the change in the partnership agreement, the Company paid to the minority limited partners approximately $2.5 million, which has been reflected as other expense in the accompanying consolidated statements of operations.

(3)  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by AOA Holding in accordance with the instructions for Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments, which consist of normal recurring accruals necessary for a fair presentation of the information for the periods presented have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been considered or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the predecessor companies, Adams Inc.'s and Adams Partnership's, Annual reports on Form 10-K. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

The transfer of ownership of Adams Inc. and Adams Partnership to AOA Holding has been accounted for as a reorganization of entities under common control similar to a pooling of interests. Therefore, the consolidated financial statements of AOA Holding for the periods prior to its formation include the accounts of Adams Inc. and Adams Partnership, the predecessor companies, and for the periods subsequent to its formation, the Company and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated.


(4)  Commitment and Contingencies

Zoning Regulations

In 1988, the city of Charlotte, North Carolina, adopted a comprehensive sign ordinance prohibiting the construction of virtually all new, off-premise outdoor advertising signs within the city limits and mandating that all nonconforming signs either be brought into compliance or be removed by February 1, 1998 at the owner's expense without payment of compensation. Through March 1998, the Company had received a total of 307 notices of violation ("NOV's".) The Company does not anticipate receiving any additional NOV's at this time. In 1998, the Company filed a lawsuit in the Superior Court of Mecklenburg County, North Carolina, challenging the constitutionality of the Charlotte sign ordinance. In 1998 the case was settled, and approximately 160 of the billboards in question must be removed at the Company's expense by December 5, 2002. This will result in a material adverse impact on the gross revenues and cash flow attributable to the Charlotte market, but, in the opinion of management, not on the financial condition of the Company as a whole.

In other localities in which the Company operates, outdoor advertising is subject to restrictive and, in some cases, prohibitive, zoning regulations. Management expects federal, state, and local regulations to continue to be a significant factor in the operation of the Company's business.

Concentration Of Risks

Approximately 10.3%, 10.5%, and 12.5% of the Company's net revenues for the years ended December 31, 1998, 1997, and 1996, respectively, were attributable to the tobacco products industry. In November 1998, the major U.S. tobacco companies (the "Tobacco Companies") reached an out of court settlement (the "Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories (the "Settling States".) The remaining four states had already reached similar settlements with the Tobacco Companies. The Agreement calls for the removal of tobacco advertising from out-of-home media, including billboards, along with signs and placards in arenas, stadiums, shopping malls and video game arcades by April 23, 1999.
Additionally, the Agreement provides that, at the Settling States' option, the Tobacco Companies must, at their expense, substitute for tobacco advertising alternative advertising which discourages youth smoking. That alternative advertising must remain in place for the duration of the Tobacco Companies' out-of-home media advertising contracts which existed as of the date of the Agreement.

The elimination of tobacco advertising as called for by the Agreement will cause a reduction in direct revenues from Tobacco Companies and may simultaneously increase the available space on the existing inventory of billboards in the outdoor advertising industry. Although the extent of the future impact on operations is not known, the Company has been successful thus far in replacing tobacco advertising in its Minneapolis market where settlement was reached prior to the Agreement. While this is positive, the Company can give no assurance that the further cutbacks in tobacco advertising during 1999 will not have an adverse effect on operations for 1999 or beyond.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended
December 31, 1998 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.



Results of Operations

Quarter Ended September 30, 1999 Compared With Quarter Ended September 30, 1998
-------------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended September 30, 1999 of $18.4 million increased by 7.2% from $17.1 million for the comparable period in 1998. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the quarter ended September 30, 1999 of $8.5 million increased by 3.3% from $8.2 million for the comparable period in 1998. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the quarter ended September 30, 1999 of $946,000 decreased by 11.4% from $1.1 million for the comparable period in 1998. This decrease was attributable to a decrease in professional fees, travel expenses and costs associated with the new Company logo and identification project in 1998.

Depreciation and amortization for the quarter ended September 30, 1999 of $1.5 million decreased by 29.7% from $2.1 million for the comparable period in 1998. Depreciation expense decreased due to structures which became fully depreciated at the end of 1998.

Deferred compensation expense for the quarter ended September 30, 1999 of $360,000 increased significantly from $203,000 for the comparable period in 1998 primarily due to increased Operating Income and vesting and the reinstatement of the CEO into the plan.

Interest expense for the quarter ended September 30, 1999 of $4.6 million increased by 28.4% from $3.6 million for the third quarter of 1998. For the quarters ended September 30, 1999 and September 30, 1998, the effective interest rates were 10.2% and 10.0%, respectively, on average outstanding balances of $173.8 million and $137.3 million, respectively, primarily due to the issuance of $50 million of new debt in May 1999.

During the quarter ended September 30, 1999, the Company incurred an extraordinary loss of $194,000 on the early extinguishment of $3.3 million of its Senior Notes.

Net income for the quarter ended September 30, 1999 increased to $2.4 million from $1.6 million for the comparable period in 1998 as a result of the items discussed above.



Results of Operations

Nine Months Ended September 30, 1999 Compared With
--------------------------------------------------
Nine Months Ended September 30, 1998
------------------------------------

Net revenues (gross revenues net of agency commissions) for the nine months ended September 30, 1999 of $51.0 million increased by 6.1% from $48.1 million for the comparable period in 1998. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the nine months ended September 30, 1999 of $24.8 million increased by 5.0% from $23.6 million for the comparable period in 1998. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate, general and administrative expenses for the nine months ended September 30, 1999 of $2.2 million decreased by 29.4% from $3.2 million for the comparable period in 1998. This decrease was attributable to a decrease in professional fees, travel expenses and costs associated with the new Company logo and identification project in 1998.

Depreciation and amortization for the nine months ended September 30, 1999 of $5.2 million decreased by 15.9% from $6.2 million for the comparable period in 1998. Depreciation expense decreased due to structures which became fully depreciated at the end of 1998.

Deferred compensation expense for the nine months ended September 30, 1999 of $1.2 million increased significantly from $533,000 for the comparable period in 1998 primarily due to increased Operating Income and vesting and the reinstatement of the CEO into the plan.

Interest expense for the nine months ended September 30, 1999 of $12.0 million increased by 10.4% from $10.9 million for the comparable period in 1998. For the nine months ended September 30, 1999 and September 30, 1998, the effective interest rates were 10.1% and 10.2%, respectively, on average outstanding balances of $153.9 million and $137.1 million, respectively, primarily due to the issuance of $50 million of new debt in May 1999.

During the nine months ended September 30, 1999, the Company incurred an extraordinary loss of $194,000 on the early extinguishment of $3.3 million of its Senior Notes.

Net income for the nine months ended September 30, 1999 decreased to $2.9 million from $3.2 million for the comparable period in 1998 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the nine months ended September 30, 1999 of $24.0 million increased by 12.5% from $21.3 million for the comparable period in 1998. Operating Cash Flow for the quarter ended September 30, 1999 of $8.9 million increased by 13.7% from $7.8 million for the comparable period in 1998.


Liquidity and Capital Resources

In 1996 the Company's subsidiaries, Adams Outdoor Advertising Limited Partnership, together with Adams Outdoor Advertising Inc. placed $105 million of their 10 3/4% Senior Notes due 2006 issued under an indenture and entered into a Credit Facility (the "Credit Facility"). As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt were extended to 2006. In May 1999, AOA Holding, together with its wholly-owned subsidiary, AOA Capital, placed $50 million of Senior Notes at 10 3/8% due 2006 issued under an indenture.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations decreased significantly to $1.1 million for the nine months ended September 30, 1999 from $4.4 million for the nine months ended September 30, 1998 primarily as a result of payments made to the Adams Outdoor Advertising Limited Partnership minority limited partners.

The Company expects that its capital expenditures during 1999 will be approximately $9.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $7.1 million during the nine months ended September 30, 1999 compared to $8.2 million during the nine months ended September 30, 1998.

At September 30, 1999 and December 31, 1998, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $3.2 million and $6.3 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the nine months ended September 30, 1999, payments of deferred compensation totaled $4.0 million.

The Company has revolving credit facilities of up to $43.0 million, $35 million secured and $8 million unsecured. At September 30, 1999, the outstanding borrowings were $28.6 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under its credit facilities will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and deferred compensation payments for the next twelve months.


Impact of Inflation

Though increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years.

Seasonality

Although revenues during the first and fourth quarter are slightly lower than the other quarters, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.

Information contained in this 10-Q including, without limitation, in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including financial leverage, government regulation with respect to zoning and restrictions on outdoor advertising by the tobacco industry, competition and general economic condition could cause actual results to differ materially from those in such forward-looking statements.


Year 2000 Compliance

Overview

  The "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 approaches. The Year 2000 issue exists because many existing computer systems and software products have been written using two digits, rather than four, to define the applicable year, thus not properly recognizing dates after December 31, 1999.

Company's State of Readiness

  The Company recognizes the need to ensure that its operations will not be adversely impacted by Year 2000 software failures and has therefore undertaken the project of identifying and resolving its Year 2000 issues. The Company's assessment included both its software and hardware. The Company has identified all significant applications that require modification to ensure Year 2000 compliance and during the second quarter of 1998, Year 2000 compliant versions of these programs (primarily financial applications) were installed. The vendor upgrades have been tested and certified as Year 2000 compliant by an independent third party.

  In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company's principal suppliers are local power companies. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Certain power companies may experience problems supplying power to us. If that occurs, our only liability will be to issue immaterial illumination credits.

Costs to Address the Company's Year 2000 Issues

  During 1998, the Company incurred approximately $150,000 in Year 2000 compliance efforts and estimates of additional costs to complete its Year 2000 compliance plan are not anticipated to be material to the Company's financial condition or results of operations. No costs have been incurred during 1999.

Risks of the Company's Year 2000 Issues and the Company's Contingency Plans

  Based on the results of its review of Year 2000 issues to date and compliance efforts completed, the Company does not believe that the Year 2000 issue presents a significant risk of disruption of the Company's ability to transact business with its major customers and suppliers. Therefore, the Company does not believe that a contingency plan to handle Year 2000 problems is necessary at this time and has not yet developed such a plan. The Company will, however, continue to monitor the Year 2000 issues and evaluate the need for a contingency plan to handle the most reasonably likely worst case Year 2000 scenario.


New Accounting Standards

  In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133 -- An Amendment to FASB Statement No. 133." This statement delayed the effective date of SFAS No. 133 for one year and is effective for the Company beginning January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of its adoption, however it is not expected that adoption will have a material impact on earnings.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  None.

ITEM 2.  CHANGES IN SECURITIES

  During the period covered by this Report, the constituent instruments defining the rights of the holders of registered securities were not materially modified, nor were the rights evidenced by the registered securities limited or qualified by the issuance or modification of any other class of securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  During the period covered by this Report, there has been no material default with respect to any indebtedness of the Registrants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5.  OTHER INFORMATION

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are included herein:

       (27)  Financial data schedule

  (b) No reports on Form 8-K have been filed during the quarter for which the report is filed.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  December 6, 1999          AOA HOLDING LLC


                                    By   /s/  J. Kevin Gleason
                                       -----------------------------------------
                                       J. Kevin Gleason
                                       President and Chief Executive Officer


                                    By   /s/ Abe Levine
                                       -----------------------------------------
                                       Abe Levine
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)