Form 10-K
period 1999-12-31
AOA HOLDING LLC
filed 2000-03-30
CIK 1088933

ANNUAL REPORT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                          Commission File No. 333-82145

                        AOA HOLDING LLC AND SUBSIDIARIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MINNESOTA                                   36-4298658
--------------------------------------------------------------------------------
    (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification No.)


1380 West Paces Ferry Road, N.W., Suite 170, South Wing,    Atlanta, GA    30327
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

Registrants' telephone number, including area code               (404) 233-1366


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class                               Outstanding as of  March 30, 2000
-----                               ---------------------------------
Common Stock,
$.001 par value                     10,000

                                    CONTENTS


                                     PART I

            THE LIMITED LIABILITY CORPORATION
                  Organization................................................ 1
                  Offering.................................................... 1

ITEM  1.    BUSINESS
                  General..................................................... 2
                  History..................................................... 2
                  Industry Overview........................................... 2
                  Business Strategy........................................... 3
                  Markets..................................................... 4
                  Sales and Marketing......................................... 6
                  Local Market Operations..................................... 7
                  Competition................................................. 8
                  Government Regulation....................................... 8
                  Employees................................................... 9

ITEM  2.    FACILITIES........................................................10
ITEM  3.    LEGAL PROCEEDINGS.................................................10
ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............10

                                     PART II

ITEM  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................10
ITEM  6.    SELECTED FINANCIAL DATA...........................................11
ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

                  General.....................................................12
                  Results of Operations.......................................14
                  Liquidity and Capital Resources.............................15
                  Impact of Inflation.........................................16
                  Seasonality.................................................17
                  Forward Looking Statements..................................17
                  Year 2000 Compliance........................................17
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........17
ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................18
ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE..........................18


                                    PART III

ITEM 10.   MANAGEMENT

                  Executive Officers and Directors............................18
                  Other Significant Management Personnel......................19
ITEM 11.   EXECUTIVE COMPENSATION.............................................20
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....22
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................23


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K..24

THE LIMITED LIABILITY CORPORATION

ORGANIZATION

AOA Holding LLC ("AOA Holding" or the "Company") was incorporated on May 4, 1999, as a Minnesota limited liability company. AOA Holding was formed to acquire the direct individual interests of Stephen Adams in Adams Outdoor Advertising Limited Partnership ("Adams Partnership" or the "Partnership") and Adams Outdoor Advertising Inc. ("Adams Inc.") and to serve as a co-issuer of the 10 3/8% Senior Notes due 2006 (the "Parent Senior Notes") (Note 2). AOA Holding's assets consist of 100% of the outstanding capital stock of Adams Inc., a 0.70% general partnership interest and a 68.3% limited partnership interest in Adams Partnership. Mr. Adams is the sole member of AOA Holding and all operations are conducted through Adams Partnership.

AOA Capital Corp. ("AOA Capital"), a wholly-owned subsidiary of AOA Holding, was incorporated on May 4, 1999 for the sole purpose of serving as co-issuer of the Parent Senior Notes.


OFFERING

 In May 1999, following the Company's organization, AOA Holding and its 100% owned subsidiary, AOA Capital issued $50 million of Parent Senior Notes. The net proceeds from the offering were used by AOA Holding (i) to make a $32.5 million distribution to its sole member, (ii) to repay $13.25 million of indebtedness of Adams Partnership, and (iii) to make a $2.5 million allocation to the Adams Partnership minority limited partners.

The Parent Senior Notes are unsecured obligations of AOA Holding and its 100% owned subsidiary, AOA Capital. The Parent Senior Notes mature on June 1, 2006 and bear interest at 10 3/8%. Interest is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999.

The Parent Senior Notes are redeemable at the option of the Company, in whole or in part after June 1, 2003 at the following redemption prices (expressed as percentage of principal amount), together, in each case, with accrued and unpaid interest to the redemption date; 105.188% in 2003, 102.594% in 2004 and 100.00% in 2005 and thereafter. The Company may also redeem the Parent Senior Notes in whole but not in part at any time during the nine-month period beginning on April 15, 2001 at 100% of the aggregate principal plus accrued and unpaid interest in the event of a concurrent redemption by Adams Partnership of its outstanding notes.

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

ITEM 1

BUSINESS

GENERAL


     The Partnership is the seventh largest owner and operator of outdoor advertising structures in the United States. Adams Outdoor Advertising, Inc. is the managing general partner of the Partnership. The Partnership provides outdoor advertising services to fourteen markets and surrounding areas in the Midwest, Southeast and mid-Atlantic states: Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 1999, the Partnership operated, in the aggregate, 9,586 advertising displays, including 2,567 painted bulletins, 6,809 30-sheet posters, and 210 junior (8-sheet) posters.



HISTORY


     The Company's business was founded in 1983 with the acquisition of Central Outdoor Advertising, which had offices in Lansing, Jackson and Kalamazoo, MI. Over the next five years, the Company pursued a strategy of geographic expansion into additional medium-sized markets, primarily through the acquisition of existing outdoor advertising businesses in selected Midwest, Southeast and mid-Atlantic markets. This geographic expansion strategy has enabled the Company to capitalize on the efficiencies, economies of scale and marketing opportunities associated with operating outdoor advertising businesses located in proximate or contiguous geographic markets to its primary markets. Since 1988, the Company's sales and growth in Operating Cash Flow (operating income plus depreciation, amortization and deferred compensation expense) have resulted from a concentration on rate and occupancy levels of existing inventory, construction of new displays, upgrading of displays in existing markets, acquisition of displays in existing markets, and new market acquisitions in South Carolina and Pennsylvania.



INDUSTRY OVERVIEW


     Outdoor advertising is one of several major advertising media that includes television, radio, newspapers and magazines, among others. According to the Outdoor Advertising Association of America, Inc. ("OAAA"), an industry trade association, outdoor advertising in the United States generated total revenues of approximately $2.1 billion in 1999, an 11.4% decrease over 1998. Because of its repetitive impact and relatively low cost-per-thousand impressions (a commonly used media standard), outdoor advertising is attractive to both large national advertisers and smaller local and regional businesses.


     The principal outdoor advertising display is the billboard, of which there are three standardized formats:

O PAINTED BULLETINS are generally 14 feet high and 48 feet wide (672 square feet) and consist of panels or a single sheet of vinyl that are hand painted at the facilities of the outdoor advertising company or computer painted in accordance with design specifications supplied by the advertiser. The panels or vinyl are then transported to the billboard site and mounted to the face of the display. On occasion, to attract more attention, some of the displays are designed to extend beyond the linear edges of the display face and may include three-dimensional embellishments for which the outdoor advertising company often receives additional revenue. Because of painted bulletins' greater impact and higher cost relative to other types of billboards, they are usually located near major highways, and space is usually sold to advertisers for periods of four to twelve months.


O 30-SHEET POSTERS are generally 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Lithographed or silk-screened paper sheets that are supplied by the advertiser are pre-pasted and packaged in airtight bags by the outdoor advertising company and applied, like wallpaper, to the face of the display. The 30-sheet posters are concentrated on major traffic arteries and space is usually sold to advertisers for periods of one to twelve months.

O JUNIOR (8-SHEET) POSTERS are usually 6 feet high by 12 feet wide (72 square feet). The displays are prepared and mounted in the same manner as 30-sheet posters. Most junior posters, because of their smaller size, are generally concentrated on city streets and are targeted at pedestrian traffic. Space on junior posters is usually sold to advertisers for periods of one to twelve months.


     Typically, billboards are mounted on structures that are owned by the outdoor advertising company and located on sites that are owned or leased by it or on which it has an easement. Leases of structure sites usually provide for a term of three to ten years depending on locale. A structure may contain one or more displays (generally two), each of which is referred to as a "face."

     A more recent addition to the various types of outdoor advertising displays is bus shelter displays and transit ads, which are located on the sides of buses. Bus shelter displays are usually enclosed within glassed, back-lit cases on two or more sides of a pedestrian shelter located at an urban bus stop. Transit displays are inserted into panels on the sides and back exteriors of buses. The advertisements appear on lithographed or silk-screened posters supplied in a single sheet by the advertiser. Transit displays and bus shelter displays generally are sold to advertisers for periods of one to twelve months.

     Advertisers usually contract for outdoor displays (and other media exposure) through advertising agencies, which are responsible for the artistic design and written content of the advertising as well as the choice of media and the planning and implementation of the overall campaign. Outdoor advertising companies pay commissions to the agencies for advertising contracts secured through such agencies. Advertising contracts are negotiated on the basis of the monthly rates that are published in the outdoor advertising company's "rate card." These rates, which are typically set annually during the first quarter of each year, are based on a particular display's exposure (or number of "impressions" delivered) in relation to the demographics of the particular market and its location within that market. The number of "impressions" delivered by a display (measured by the number of vehicles passing the site during a defined period and weighted to give effect to such factors as its proximity to other displays and the speed and viewing angle of approaching traffic) are determined by surveys that are verified by the Traffic Audit Bureau, an independent agency which is the outdoor advertising industry's equivalent of television's Arbitron ratings and which audits approximately 175,000 outdoor advertising sites annually.

     Advertisers purchase outdoor advertising for a variety of reasons. In the case of restaurants, motels, service stations and similar roadside businesses, the message reaches potential customers close to the point of sale and provides ready directional information. For advertisers seeking to build product brand name awareness, outdoor advertising is attractive because of its constant repetition and comparatively low cost per thousand impressions.


     According to the OAAA, the top ten categories of businesses ranked by outdoor advertising expenditures for 1999 were local services and amusements, retail establishments, public transportation/hotels and resorts, media and advertising, restaurants, automotive dealers and services, automotive accessories and equipment, insurance and real estate, financial and miscellaneous merchandise.



BUSINESS STRATEGY

     The Company's strategy is to focus its operations on providing value-added outdoor advertising services to advertisers in medium-sized markets in which it is or could be the leading provider of such services. The Company believes that its focus on medium-sized markets allows it to achieve a dominant share of outdoor advertising revenues and display faces within those markets. The Company also believes that by educating current and potential customers on the effectiveness of the outdoor medium, it has a significant opportunity to gain a larger share of overall advertising expenditures. The Company's business strategy comprises the following elements:

     o Focus marketing efforts on local and regional advertisers in order to develop and maintain a diverse client base and to limit reliance on national advertising accounts. The Company believes that focusing on local and regional advertisers helps generate stable revenue growth and reduce its reliance on any single local economy or industry segment. In 1999, net revenues attributable to local and regional advertising accounted for 97.1% of total net revenues.

     o Take advantage of recent technological advances in computer and printing technology, which allow the Company to provide higher quality reproduction to its customers, thereby attracting new advertisers to the outdoor medium.

     o Raise potential customers' awareness of the reach, impact and value of outdoor advertising and convince customers to use outdoor advertising as an integral part of their advertising plan.

     o Continue to enhance sales, marketing and customer service capabilities. The Company's salespersons are paid pursuant to a performance-based compensation system and supervised by a local sales manager executing a coordinated marketing plan.

     o Increase revenues from existing display faces by developing programs that maximize advertising rates and optimize occupancy levels in each market. In addition, the Company also plans to continue to pursue new advertising categories, such as transit buses and passenger shelters, to further diversify the Company's revenue base.

     o Expand operations within the Company's markets through construction of new display faces and the upgrading of existing displays, placing an emphasis on painted bulletins, which generally command higher rates and longer contracts from advertisers.

     o Pursue strategic acquisitions of outdoor displays in existing and contiguous markets and capitalize on the efficiencies, economies of scale and significant opportunities for inter-market cross-selling that are associated with operating in proximate or contiguous geographic markets.

     The Company recognizes, and closely monitors, the needs of its customers and seeks to provide them with a quality advertising product at a lower cost than competitive media. The Company believes it has a reputation of providing excellent customer service and quality outdoor advertising space. As such, the Company is nationally recognized as a five star member (the highest ranking) of the OAAA, a distinction currently held by only 35 of the approximately 800 members of the OAAA.


MARKETS

     The Company operates in eleven geographically diverse medium-sized markets that offer to local, regional and national advertisers significant areas of population to whom advertising may be targeted. In addition, the Company offers comprehensive outdoor advertising services, including local production facilities and local representation, in all of its markets except in the Minneapolis market.


     The following table sets forth information as of December 31, 1999 with respect to each of the Company's markets, including the ADI (as defined herein) rank of that market and the number of each display type operated by the Company in that market:


                                         ADI        PAINTED     30-SHEET      8-SHEET
MARKET                                RANKING(A)   BULLETINS     POSTERS      POSTERS      TOTAL
------                                ----------   ---------     -------      -------      -----
Charlotte, NC....................         37           661          839           50       1,550
Lansing, MI......................        114           336          514           --         850
Jackson, MI (b)..................         --           125          461           --         586
Kalamazoo, MI....................        174           285          743           --       1,028
Lehigh Valley, PA (c)............          5           191          787           --         978
Madison, WI......................        120            69          232           --         301
Norfolk, VA......................         36           125          581           29         735
Peoria, IL.......................        134            71          335           27         433
Minneapolis, MN..................         18           112           --           --         112
Northeast PA.....................         67            95          585           --         680
South Carolina...................        104           497        1,732          104       2,333
                                                       ---        -----          ---       -----
             Total...............                    2,567        6,809          210       9,586
                                                     =====        =====          ===       =====

-----------
(a) Indicates the market rank of the area of dominant influence ("ADI"), as determined by The Arbitron Company, within which the office is located. ADIs are ranked based on population, with the market having the largest population ranked first. ADI rank is the standard measure of market size used by the media industry.
(b)  The Jackson, MI market is included in the Lansing, MI ADI ranking.
(c) The Lehigh Valley market is included in the Philadelphia ADI ranking. According to the U.S. Census Bureau, the Lehigh Valley market was the 86th largest metropolitan statistical area in the United States at December 31, 1990, the latest date for which such information is available.


         The following tables set forth information with respect to the net revenues, operating income and operating margins for the Company's displays in each of its markets for each of the past five years. Amounts presented for Northeast PA and South Carolina include results from their acquisition dates of November 8, 1996 and December 2, 1996, respectively, through December 31, 1999.


                                  NET REVENUES

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------

              MARKET                         1999           1998            1997           1996           1995
              -------                        ----           ----            ----           ----           ----
                                                               (DOLLARS IN THOUSANDS)

Charlotte, NC....................           $13,925        $12,932         $11,882        $10,499         $9,680
Lansing, MI......................             7,755          7,059           5,965          8,683          8,227
Jackson, MI  (a).................             3,937          3,660           3,331             --             --
Kalamazoo, MI....................             7,634          7,094           6,460          5,628          5,535
Lehigh Valley, PA................             7,487          7,113           6,461          6,293          5,909
Madison, WI......................             4,041          3,951           3,782          3,430          3,070
Norfolk, VA......................             6,634          6,980           6,065          6,359          5,672
Peoria, IL.......................             3,116          3,266           3,016          2,836          2,562
Minneapolis, MN..................             3,803          3,710           3,274          2,930          2,236
Northeast PA.....................             2,709          2,685           2,212            273             --
South Carolina...................             6,999          6,119           4,837            329             --
                                            -------       --------        --------       --------        -------
             Total...............           $68,040        $64,569         $57,285        $47,260        $42,891
                                            =======        =======         =======        =======        =======

(a)   The 1996 and 1995 figures for Jackson, MI are included with Lansing, MI.

                                OPERATING INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
              MARKET                          1999           1998            1997           1996           1995
              ------                          ----           ----            ----           ----           ----
                                                               (DOLLARS IN THOUSANDS)
Charlotte, NC....................            $7,745         $6,322          $5,425         $4,251        $3,602
Lansing, MI......................             3,017          2,479           1,332          3,738         3,570
Jackson, MI  (a).................             1,681          1,570           2,304             --            --
Kalamazoo, MI....................             3,552          3,141           2,646          2,409         2,440
Lehigh Valley, PA................             3,624          3,107           2,500          2,495         2,161
Madison, WI......................             2,049          1,844           1,799          1,597         1,232
Norfolk, VA......................             3,404          3,424           2,479          2,798         2,279
Peoria, IL.......................             1,274          1,494           1,329          1,110           863
Minneapolis, MN..................             1,329          1,188           1,036            889           631
Northeast PA.................                   420            379             166            (8)            --
South Carolina...................               (8)          (131)           (735)           (50)            --
Corporate........................           (6,769)        (8,439)         (4,724)        (4,342)        (3,844)
                                            -------        -------         -------        -------        -------
                  Total..........           $21,318        $16,378         $15,557       $14,887        $12,934
                                            =======        =======         =======       ========       =======

(a)   The 1996 and 1995 figures for Jackson, MI are included with Lansing, MI.

                                OPERATING MARGIN

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
               MARKET                          1999           1998            1997           1996           1995
               ------                          ----           ----            ----           ----           ----
Charlotte, NC....................              55.6%          48.9%           45.7%          40.5%          37.2%
Lansing, MI......................              38.9           35.1            22.3           43.1           43.4
Jackson, MI  (a).................              42.7           42.9            69.2             --             --
Kalamazoo, MI....................              46.5           44.3            41.0           42.8           44.1
Lehigh Valley, PA................              48.4           43.7            38.7           39.6           36.6
Madison, WI......................              50.7           46.7            47.6           46.6           40.1
Norfolk, VA......................              51.3           49.1            40.9           44.0           40.2
Peoria, IL.........................            40.9           45.7            44.1           39.1           33.7
Minneapolis, MN..................              35.0           32.0            31.6           30.3           28.2
Northeast PA.....................              15.5           14.1             7.5             --             --
South Carolina..................                (.1)          (2.1)          (15.2)            --             --

                  Total..........              27.7%          25.4%           27.2%          31.5%          30.2%
                                              =====          =====           =====          =====          =====


(a)   The 1996 and 1995 figures for Jackson, MI are included with Lansing, MI.


SALES AND MARKETING

     The growth in the Company's revenues and Operating Cash Flow is primarily a result of its focus on the use of sales and marketing staff to increase the productivity of its inventory of displays while maintaining strict controls on its expenses.


     Historically, outdoor advertising companies have derived a significant portion of their revenues from large national advertisers, such as tobacco companies, auto manufacturers and distributors of alcoholic beverages. As tobacco industry advertising purchases have declined in recent years, some outdoor advertising companies have recently shifted their marketing focus to local and regional advertisers to replace these lost revenues. Nonetheless, large national advertisers continue to account for a significant percentage of outdoor advertising industry revenues. Despite this fact, the Company believes that sales to local and regional advertisers lend stability to its revenue stream by diversifying its customer base. The Company emphasizes sales to local and regional customers. In 1999, the Company generated approximately 97.1% of its net revenues from local and regional sales. The Company believes that the Company's local and regional focus enables it to capitalize on the growing use of outdoor media by advertisers that historically have relied on other media in marketing their products and services, such as consumer product companies, professional service firms, health care providers and financial institutions.


     The Company's sales and marketing strategy has been successful largely due to the efforts of its team of general managers in its markets. These general managers have an average of over 15 years of experience in the outdoor advertising industry and are responsible for implementing the Company's sales and marketing strategy. Each of the Company's markets has a team of account executives that is supported locally by a creative department, which provides innovative marketing ideas, generates art work and designs billboard advertising for potential customers' advertising campaigns. In addition, each market has a business development staff, which makes available comprehensive information about local market research, customer needs and advertising opportunities. This allows the Company to assess the impact and potential reach for a potential target customer's display in a given market. The sales and marketing departments focus on increasing revenues through developing new marketing programs for customers, educating both current and potential customers on the effectiveness of the outdoor advertising product relative to other advertising media and integrating this medium into a customer's marketing plan. The Company's sales personnel are compensated primarily on a commission basis which maximizes their incentive to perform.


     The following table illustrates the diversity of the Company's markets and customers by setting forth the percentage of the Company's gross revenues for 1999 attributable to each of the top ten advertising categories:

                            1999 REVENUES BY CATEGORY

                           (PERCENT OF GROSS REVENUES)

                                                                      TOTAL
                                                                      -----
       Auto/Boat/Motorcycle/Recreational..........................     10.2%
       Restaurants................................................      9.4
       Telecommunications.........................................      5.6
       Amusement/Entertainment....................................      5.1
       Hotel/Motel................................................      4.0
       Radio/Television/Cable.....................................      4.0
       Tobacco....................................................      3.6
       Hospitals/Healthcare Providers ............................      3.4
       Banking/Financial Institutions.............................      2.9
       Real Estate Agents/Brokers ................................      2.7
       All Others.................................................     49.1
                                                                     ------
                  Total...........................................    100.0%
                                                                     ======




LOCAL MARKET OPERATIONS

     In each of its primary markets, the Company maintains a complete outdoor advertising operation including a sales office, a construction and maintenance facility, an art department equipped with state-of-the-art computer technology, a real estate unit and support staff. The Company conducts its outdoor advertising operations through these local offices, which is consistent with senior management's belief that an organization with decentralized sales and operations is more responsive to local market demand and provides greater incentives to employees. At the same time, the Company maintains consolidated accounting and financial controls, which allow it to monitor closely the operating and financial performance of each market. The general managers, who report directly to the Company's chief executive officer, are responsible for the day-to-day operations of their offices and are compensated based on the financial performance of their respective markets. In general, these local managers oversee market development, production and local sales.

     Each local office is responsible for locating and ultimately obtaining sites for the displays in its market. Each office has a leasing department, which maintains an extensive data base containing information on local property ownership, lease contract terms, zoning ordinances and permit requirements. The Company owns certain of the sites on which its displays are located and leases others. Site lease contracts vary in term but typically range from three to ten years with various termination and renewal provisions. As of and for the twelve months ended December 31, 1999, the Company had approximately 4,633 active site leases accounting for a total land lease expense of approximately $8.6 million, representing approximately 12.3% of net revenues.


     In each of its primary markets, the Company has construction and maintenance facilities, which facilitate the expeditious and economical construction and maintenance of displays and the painting and mounting of customers' advertisements. Typically, the Company uses vinyl skins for bulletins. The vinyl skins are reusable, thereby reducing the Company's production costs, and are easily transportable. Due to the geographic proximity of the Company's markets and the transportability of vinyl skins, the Company can shift production among markets to use its available capacity more effectively. The local offices also maintain fully equipped art departments to assist local customers in the development and production of creative, effective advertisements.


COMPETITION

     The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, newspaper and direct mail marketers. In competing with other media, outdoor advertising relies on its low cost-per-thousand impressions and its ability to repetitively reach a broad segment of the population in a specific market or geographic area within that market. In most of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc. and Whiteco, among others, each of which has a large national network and resources significantly greater than the Company's. The Company believes that its focus on local and regional advertisers and its position as the leading provider of full service outdoor advertising in each of its primary markets enable it to compete effectively with other outdoor media operators, as well as other media, both within those markets and in each respective region. The Company also competes with other outdoor advertising companies for sites on which to build new structures.


GOVERNMENT REGULATION

     The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. Federal law, principally the Highway Beautification Act of 1965, encourages states, by the threat of withholding federal appropriations for the construction and improvement of highways within such states, to implement legislation to control outdoor advertising structures located within 660 feet of or visible from interstates and primary highways, except in commercial or industrial areas, and to force the removal at the owner's expense and without any compensation of any nonconforming structures on such highways. The Highway Beautification Act and the various state statutes implementing it require the payment of just compensation whenever governmental authorities require legally erected and maintained structures to be removed from federally-aided highways.

     States and local jurisdictions have, in some cases, passed additional regulation on the construction, repair, upgrading, height, size and location of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. Such regulations, often in the form of municipal building, sign or zoning ordinances, specify standards for the height, size and location of outdoor advertising structures. In the event non-conforming advertising structures are damaged, including damage caused by natural events, such as windstorms and hurricanes, the Company may not be able to repair the structures. In some cases, the construction of new or relocation of existing structures is prohibited. Some jurisdictions also have restricted the ability to enlarge or upgrade existing structures, such as converting from wood to steel or from non-illuminated to illuminated structures. From time to time, governmental authorities order the removal of structures by the exercise of eminent domain or through various regulatory actions or other litigation. In such cases, the Company seeks compensation under appropriate procedures and thus far, the Company has been able to obtain satisfactory compensation for any of its structures removed at the direction of governmental authorities. However, compensation may not always be available in such circumstances. Some municipalities have attempted to regulate outdoor advertising by taxing revenues attributable to advertising structures, or by requiring the payment of annual permit fees based on factors such as the square footage of an outdoor advertising company's display faces, located in those municipalities. Other municipalities take into account lease payments received by lessors of property on which advertising structures are located in making property tax assessments. These taxes and fees can increase an outdoor advertising company's direct operating costs.

     Amortization legislation has also been adopted in some areas across the country, including Charlotte, NC, one of the Company's markets. Amortization only permits the owner of an outdoor advertising structure to operate its structure as a non-conforming use for a specified period of time, after which it must remove or otherwise conform its structure to the applicable regulations at its own cost without any compensation. Some jurisdictions require the removal of certain structures without any compensation if there is a change in use of the premises (e.g., construction on previously unimproved land). Amortization and such other regulations requiring the removal of structures without compensation currently are subject to vigorous litigation in the state and federal courts, which have reached differing conclusions as to their constitutionality.

     In 1988, the company reached an agreement with the city of Charlotte, NC that no boards will have to be removed for 5 years in settlement of the 1998 lawsuit with Charlotte, NC.

        In other localities in which the Company operates, outdoor advertising is subject to restrictive and, in some cases, prohibitive zoning regulations. Management expects federal, state, and local regulations to continue to be a significant factor in the operation of the Company's business

       In recent years, there have been efforts to restrict billboard advertising of certain products, including tobacco and alcohol. Congress has passed no legislation at the federal level except legislation requiring health hazard warnings similar to those on cigarette packages and print advertisements.

         In November 1998, the major U.S. tobacco companies (the "Tobacco Companies") reached an out of court settlement (the "Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico and four other U.S. territories (the "Settling States"). The remaining four states had already reached similar settlements with the Tobacco Companies. The Agreement called for the removal of tobacco advertising from out-of-home media, including billboards, along with signs and placards in arenas, stadiums, shopping malls and video game arcades by April 23, 1999. Additionally, the Agreement provided that, at the Settling States' option, the Tobacco Companies must, at their expense, substitute for tobacco advertising alternative advertising which discourages youth smoking. That alternative advertising must remain in place for the duration of the Tobacco Companies' out-of-home media advertising contracts which existed as of the date of the Agreement. Although the extent of the future impact on operations is not known, the Company has been successful thus far in replacing tobacco advertising in its markets.

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

       To date regulations applicable in the Company's markets have not materially affected its operations, and compliance with those regulations has not had a material impact on its costs. No assurance can be given, however, as to the effect of changes in those regulations or of new regulations that may be adopted in the future.


EMPLOYEES

     As of December 31, 1999, the Company employed 334 persons, of whom approximately 116 were primarily engaged in sales and marketing, 147 were engaged in painting, posting, construction and maintenance of displays, and the balance were employed in financial, administrative and similar capacities. No employees are covered by a collective bargaining agreement except for five production shop workers in Peoria, IL covered by a collective bargaining agreement with the Brotherhood and Painters and Allied Trades that expires on December 31, 2000. Management considers its employee relations to be good.

ITEM 2

FACILITIES

     The Company's corporate office is located in Atlanta, GA. In addition, the Company has an office and complete production and maintenance facilities in each of Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Norfolk, VA; and Peoria, IL. Additionally, the Company has a sales office in Minneapolis, MN. The Peoria and Minneapolis facilities are leased, and all other facilities are owned. The Company considers its facilities to be well maintained and adequate for its current and reasonably anticipated future needs.

     The Company owns approximately 141 parcels of real property that serve as the sites for its outdoor displays. The Company also has easements on approximately 147 parcels of real property on which it has outdoor displays. Additionally, the Company's displays are located on sites leased or licensed by the Company, typically for three to ten years with renewal options.


ITEM 3

LEGAL PROCEEDINGS

     The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims, construction matters, condemnation and amortization. The Company is also involved in routine administrative and judicial proceedings regarding permits and fees relating to outdoor advertising structures and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company. See "Business--Government Regulation."

     Information contained in this Annual Report, including, without limitation information in this Business section may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including, the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions, could cause actual results to differ materially from those in such forward-looking statements.


ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II

ITEM 5

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not Applicable.

ITEM 6

SELECTED CONSOLIDATED FINANCIAL DATA


         The following selected consolidated financial data, insofar as it relates to each of the years in the five-year period ended December 31, 1999, has been derived from the Company's financial information and should be read in conjunction with the audited financial statements, including the Company's balance sheets at December 31, 1999 and 1998 and the related statements of operations for each of the years in the three-year period ended December 31, 1999 and the notes thereto appearing elsewhere in this Form 10-K. The selected consolidated financial data should also be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                      SELECTED CONSOLIDATED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                 1999            1998         1997          1996         1995
                                                                 ----            ----         ----          ----         ----
STATEMENT OF OPERATIONS DATA:
  Gross revenues.....................................           $74,808          $71,592      $63,302       $52,421   $ 47,589
  Agency commissions.................................             6,768            7,023        6,017         5,161      4,698
                                                            -----------      -----------    ---------     ---------  ---------
  Net revenues.......................................            68,040           64,569       57,285        47,260     42,891
  Direct advertising expenses........................            33,508           32,097       29,089        22,412     20,848
  Corporate general and administrative expense.......             3,660            3,903        3,589         2,405      1,114
  Depreciation and amortization......................             7,075            7,875        8,149         6,105      5,568
  Deferred compensation expense(a)...................             2,479            4,316          901         1,451      2,427
                                                            -----------      -----------    ---------     ---------  ---------
  Operating income...................................            21,318           16,378       15,557        14,887     12,934
  Interest expense...................................            16,577           14,408       14,601        12,523     11,263
   Payments to partners..............................             2,500               --           --            --        --
  Other (income) expenses, net.......................             (744)               78           43          (32)         16
  Loss on disposal of assets, net....................               369              378          122           861         93
  Extraordinary loss on early extinguishment of debt.               194              330           --            --         --
                                                            -----------      -----------    ---------     ---------  ---------
        Net income...................................            $2,422           $1,184         $791        $1,535     $1,562
                                                            ===========      ===========    =========     =========  =========


                                                                                        AS OF DECEMBER 31,
                                                                                        ------------------
                                                                   1999             1998         1997          1996         1995
                                                                   ----             ----         ----          ----         ----

BALANCE SHEET DATA:

    Cash and cash equivalents..............                      $1,616           $1,687       $3,121        $3,533     $2,131
    Working capital........................                       7,768            4,805        3,096         4,969      5,944
    Total assets...........................                      83,989           78,193       77,474        77,114     48,211
    Total debt.............................                     168,947          132,728      135,034       133,421    107,443
    Total member's deficit.................                  $(101,026)        $(69,447)    $(69,586)     $(68,444)   $(66,829)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                   1999             1998         1997          1996         1995
                                                                   ----             ----         ----          ----         ----
OTHER DATA:
    Operating Cash Flow(b).................                     $30,872          $28,569      $24,606       $22,443   $ 20,929
    Capital expenditures...................                     $10,187          $10,144       $7,646        $4,419     $2,251
    Ratio of earnings to fixed charges(c)..                       1.14x            1.09x        1.05x         1.11x        1.07x
    Ratio of debt to net income............                       69.76           112.13       170.71         86.92      68.79
    Cash flow provided by (used in):
        Operating activities...............                      $9,760          $11,873       $7,150       $12,537     $9,151
        Investing activities...............                    $(9,730)         $(9,659)     $(7,462)     $(28,675)   $ (1,979)
        Financing activities...............                      $(101)         $(3,647)       $(100)       $17,540   $ (6,763)


(a) Deferred compensation expense represents accrued expenses under certain deferred compensation arrangements, including phantom stock and nonqualified retirement plan agreements with certain key management personnel. The phantom stock agreements in effect provide for the repurchase of the "phantom stock" in three equal annual payments after each executive's termination, death or disability, the sale of the Company, or the fifth anniversary of the agreement's execution. See "Executive Compensation--Agreements with Management--Incentive Compensation under Phantom Stock Agreements."

(b) The following table sets forth the calculation of  "Operating Cash Flow."



                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                      1999         1998         1997         1996         1995
                                                      ----         ----         ----         ----         ----
    Operating income......................         $21,318      $16,378      $15,557      $14,887     $ 12,934
    Depreciation and amortization.........           7,075        7,875        8,148        6,105        5,568
    Deferred compensation expense.........           2,479        4,316          901        1,451        2,427
                                                   -------      -------      -------      -------     --------
    Operating Cash Flow...................         $30,872      $28,569      $24,606      $22,443     $ 20,929
                                                   =======      =======      =======      =======     ========


    Operating Cash Flow is not intended to represent net cash flow provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information has been disclosed herein to permit a more complete comparative analysis of the Company's operating performance relative to other companies in the media industry. However, the definition of Operating Cash Flow or of similarly defined terms may vary among companies and such differences should be noted in comparing the Company's operating performance relative to other companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(c) Earnings consist of operating income plus fixed charges adjusted to exclude capitalized interest. The Company's fixed charges consist of interest expense plus amortization of deferred financing costs and the estimated interest portion of rents.


ITEM 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


     The Company is the seventh largest owner and operator of outdoor advertising structures in the United States. The Company provides outdoor advertising services through fourteen facilities in the Midwest, southeast and mid-Atlantic states: Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 1999, the Company operated 9,586 advertising displays, including 2,567 painted bulletins, 6,809 30-sheet posters, and 210 junior (8-sheet) posters.


     The Company's business was founded in 1983 with the acquisition of Central Outdoor Advertising, which had offices in Lansing, Jackson and Kalamazoo, MI. Over the next five years, the Company pursued a strategy of geographic expansion into additional medium-sized markets, primarily through the acquisition of existing outdoor advertising businesses in selected Midwest, Southeast and mid-Atlantic markets. This geographic expansion strategy has enabled the Company to capitalize on the efficiencies, economies of scale and marketing opportunities associated with operating outdoor advertising businesses located in proximate or contiguous geographic markets.

     As a result of its acquisition of outdoor advertising businesses from 1983 to 1988, the Company incurred substantial debt. Interest expense required to service such debt, together with depreciation and amortization, has contributed to historical marginal profits for the Company.

     Since 1991, the Company has continued to strengthen its market share through the construction and acquisition of displays in its existing markets, introduction of transit advertising in its Madison, WI market and acquisitions, in the last quarter of 1996, of operations in South Carolina and Pennsylvania. This expansion has been financed through internally generated cash flow and borrowings from the Company's $43 million credit facilities.

     The following table presents certain information from the Consolidated Statements of Operations as a percentage of net revenues for each of the three years in the three-year period ended December 31, 1999.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                1999         1998         1997
                                                                                ----         ----         ----
Net revenues.........................................................         100.0%       100.0%       100.0%
Direct advertising expenses..........................................          49.2         49.7         50.8
Corporate general and administrative expenses........................           5.4          6.0          6.2
                                                                             -------      -------      -------
Operating Cash Flow..................................................          45.4         44.3         43.0
Depreciation and amortization........................................          10.4         12.2         14.2
Deferred compensation expense........................................           3.6          6.7          1.6
                                                                             -------      -------      -------
Operating income.....................................................          31.3         25.4         27.2
Interest expense.....................................................          24.4         22.3         25.5
Payments to partners.................................................           3.7           -            -

Other expenses (income), net.........................................          (1.0)          .2          .1
Loss on disposals of property and equipment, net.....................            .5           .6          .2
Extraordinary loss on early extinguishment of debt...................            .3           .5           -
                                                                             -------      -------      -------

Net income...........................................................           3.5%         1.8%         1.4%
                                                                             =======      =======      =======


     The Company's revenues are a function of both the occupancy rate of the Company's outdoor advertising display inventory (the percentage of time that its displays contain paid-for advertisements) and the rates that the Company charges for use of its displays. The Company's business strategy includes the optimization of the mix of rate and occupancy of its display inventory in order to maximize revenues. Advertising rates for the Company's displays are based upon a variety of factors, including historical base rates, the time of year, and the occupancy rate of a particular market's display inventory.

     The following table presents the number of painted bulletins and 30-sheet poster displays operated by the Company and the average rates and occupancy levels with respect to such displays for the three years ended December 31, 1999. These figures do not include junior-posters and route town paints.



                                                                              YEARS ENDED DECEMBER 31,
                                                                              ------------------------
                                                                           1999         1998       1997 (2)
                                                                           ----         ----       --------
Number of Displays:
   Painted Bulletins.................................................      2,567        2,529        1,934
   30-Sheet Posters..................................................      6,809        6,704        4,892
Average Rates: (1)
   Painted Bulletins.................................................     $1,729       $1,583       $1,624
   30-Sheet Posters..................................................       $538         $489         $529
Average Occupancy:
   Painted Bulletins.................................................         75%          78%          73%
   30-Sheet Posters..................................................         64%          69%          69%

(1)  Represents average rate per display per month
(2)  The figures for 1997 do not include the South Carolina market.

     The primary operating expenses incurred by the Company are advertising agency commissions, lease payments to property owners for use of the land on which the Company's displays are located, operational and administrative costs and sales expenses (primarily commissions). Of these expenses, advertising agency commissions, sales expenses, and certain operational and administrative costs are considered direct costs. Commissions are paid to advertising agencies that contract for the use of the Company's advertising displays on behalf of advertisers. These agency commissions are deducted from gross revenues to calculate net revenues.

     The Company currently maintains a phantom stock program under which certain executive management personnel and general managers have the ability to earn deferred compensation based upon the operating performance of the Company or, in the case of the general managers, their respective divisions. Annual accruals under the program are based upon exceeding a base level of operating profit. The Company believes that its phantom stock program provides its senior employees incentives to continue improving the operating performance of the Company.

     The Company's marketing strategy of servicing local and regional advertisers and reducing its dependence on national and tobacco advertising resulted in moderate increases in overall revenues during a time when national advertising dollars, primarily tobacco, were declining. The Company concentrates its marketing efforts on generating sales from local and regional advertisers in each of its markets, including those advertisers within industries and product categories that have not historically been traditional users of outdoor media. These potential advertisers include fast food restaurants, retailers, food stores, casinos, cellular and telecommunications companies, building supply retailers, radio stations, travel-related industries and medical care providers. This focus on local and regional advertisers has been critical to the Company's ability to control revenue fluctuations resulting from the variability and potential long-term decline of revenues attributable to the tobacco products industry, which represented 2.9% of the Company's net revenues in 1999, 10.3% in 1998, 10.5% in 1997, 12.5% in 1996 and 12.6% in 1995. Sales to local and regional advertisers accounted for 97.1% of the Company's net revenues in 1999.

     The Company's sales and marketing strategy has been successful largely due to its team of general managers in its markets. These key managers have an average of 15 years of industry experience. The Company also has integrated a business development department into each market, making available to each region's sales force comprehensive information about local market research, customer needs and advertising opportunities. The business development departments have given the Company's sales departments significantly improved information and tools to develop additional local and regional advertising customers, especially with many customers that have not historically advertised through the outdoor medium. Sales representatives have been able to use these additional resources to develop creative ideas for new customers and educate them about the cost effectiveness of outdoor advertising in attempting to reach their customers. The Company considers its emphasis on local and regional sales, the expertise and tenure of its managers and its marketing and customer service capabilities to be factors which enhance the productivity of its inventory of advertising displays.



RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

         Net revenues (gross revenues net of agency commissions) for 1999 of $68.0 million increased by 5.4% from $64.6 million for 1998. This increase resulted from higher advertising rates in certain markets and an increase in the number of displays sold.

         Direct advertising expenses for 1999 of $33.5 million increased by 4.4% from $32.1 million in 1998. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

         Corporate general and administrative expenses for 1999 of $3.7 million decreased by 6.2% from $3.9 million in 1998. This decrease was attributable to a couple of things in particular: the Company purchased an airplane in 1999, which eliminated the lease costs which were incurred for air travel during 1998. In addition, all costs associated with the new Company logo and identification project were incurred in 1998.

         Depreciation and amortization for 1999 of $7.1 million decreased by 10.2% from $7.9 million in 1998. Depreciation expense decreased as a result of the expiration of the depreciable life of certain assets during 1999.

         Deferred compensation expense for 1999 of $2.5 million decreased by 42.6% from $4.3 million in 1998 primarily due to the inclusion of the Chief Executive Officer in the Phantom Stock Plan to acquire his 3% interest in the company and the additional vesting of General Managers under the Phantom Stock Plan in 1998.

         Interest expense for 1999 of $16.6 million increased 6.6% from $14.4 million in 1998 primarily due to the issuance of $50 million of new debt in May 1999. The Company's effective interest rate decreased to 10.1% for 1999 from 10.2% for 1998.

         Net income for 1999 increased to $2.4 million from $1.2 million in 1998 as a result of the items discussed above.

         Operating cash flow for 1999 of $30.9 million increased by 8.1% from $28.6 million in 1998. This increase was attributable to the aforementioned increase in net revenues coupled with only a modest increase in total operating expenses.



YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         Net revenues (gross revenues net of agency commissions) for 1998 of $64.6 million increased by 12.7% from $57.3 million for 1997. This increase resulted from higher advertising rates in certain markets and an increase in the number of displays sold.

         Direct advertising expenses for 1998 of $32.1 million increased by 10.3% from $29.1 million in 1997. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

         Corporate general and administrative expenses for 1998 of $3.9 million increased by 8.8% from $3.6 million in 1997. This increase was attributable to increased travel expenses and costs associated with the new Company logo and identification project.

         Depreciation and amortization for 1998 of $7.9 million decreased by 3.4% from $8.1 million in 1997. Depreciation expense decreased as a result of the expiration of the depreciable life of certain assets during 1998.

         Deferred compensation expense for 1998 of $4.3 million increased significantly from $901,000 in 1997 primarily due to the inclusion of the Chief Executive Officer in the Phantom Stock Plan to acquire his 3% interest in the company and the additional vesting of General Managers under the Phantom Stock Plan.

         Interest expense for 1998 of $14.4 million decreased 1.2% from $14.6 million in 1997. This decrease was attributable to a lower interest rate in 1998. The Company's effective interest rate decreased to 10.2% for 1998 from 10.4% for 1997.

         Net income for 1998 increased to $1.2 million from $791,000 in 1997 as a result of the items discussed above.

         Operating cash flow for 1998 of $28.6 million increased by 16.1% from $24.6 million in 1997. This increase was attributable to the aforementioned increase in net revenues coupled with only a modest increase in total operating expenses.



LIQUIDITY AND CAPITAL RESOURCES


     Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. The Company's interest expense was $16.6 million in 1999, $14.4 million in 1998 and $14.6 million in 1997.

     The Company's primary sources of cash are net cash generated from operating activities and borrowings under its credit facility. The Company's net cash provided from operations decreased by 17.8% to $9.8 million for 1999, increased by 66.1% to $11.9 million for 1998 and decreased by 43.0% to $7.1 million for 1997.

     In 1996, the Company issued $105 million in aggregate principal amount of its 10-3/4% Senior Notes due 2006 (the "Senior Notes") and entered into a revolving credit facility, which was increased to $35 million in December 1996. As a result of such financings, borrowings for acquisitions in 1996 and for capital expenditures in 1997, the average outstanding indebtedness increased in 1996 and 1997. In May 1999, AOA Holding, together with its wholly-owned subsidiary, AOA Capital, placed $50 million of Senior Notes at 10-3/8% due 2006 under an indenture. During 1997, the Company had interest expense of $14.6 million on average outstanding indebtedness of $135.3 million, resulting in an effective annual interest rate of 10.4%. During 1998, the Company had interest expense of $14.4 million on average outstanding indebtedness of $136.7 million, resulting in an effective annual interest rate of 10.2%. During 1999, the Company had interest expense of $16.6 million on average outstanding indebtedness of $158.2 million, resulting in an effective annual interest rate of 10.1%. Scheduled interest payments on the Senior Notes aggregate approximately $15.7 million per year.

     In November 1998, the senior unsecured credit facility was increased to $8 million. At December 31, 1999 nothing was outstanding under such facility.

     Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (of which approximately $21.3 million was outstanding as of December 31, 1999) under the revolving credit facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the revolving credit facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. The agreement governing the revolving credit facility contains a number of covenants that are more restrictive than those contained in the indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings. In November 1998 the senior unsecured credit facility was increased to $8 million. At December 31, 1999 and 1998, the Company was in compliance with all covenants.

     On March 31, 1998, the Company entered into an additional $3 million senior unsecured credit facility. In September 1998, the proceeds from the senior unsecured facility were used to purchase $4 million of the Company's Senior Notes on the open market at 105% of principal plus accrued interest. As a result of the redemption, the Company recognized an extraordinary loss of $330,000, which represented the redemption premium plus recognition of a proportionate share of the associated deferred financing fees.

        On June 30, 1999, the Company purchased $1,250,000 of its Senior Notes on the open market at 106% of principal plus accrued interest. During the third quarter of 1999, additional amounts of $2,000,000 and $75,000 were purchased at 105 3/4% and 105 1/2%, respectively. As a result of these redemptions, the Company recognized an extraordinary loss of $194,000, which represented the redemption premium plus recognition of a proportionate share of the associated deferred financing fees.

     The Company believes that net cash provided from operations and available credit under the revolving credit facility will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and the deferred compensation payments for the reasonably foreseeable future.

     The Company increased its debt by $36.2 million in 1999, reduced its debt by $2.3 million in 1998 and increased its debt by $1.8 million in 1997. The Company also made capital expenditures, primarily for new billboard construction in existing markets, of $10.2 million in 1999, $10.1 million in 1998 and $7.6 million in 1997. The Company expects that its capital expenditures during 2000 will be approximately $11.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company expects to finance such capital expenditures with cash flow provided by operating activities or borrowings under the revolving credit facilities.




IMPACT OF INFLATION

     Though increases in operating costs could adversely affect the Company's operations, management does not believe that inflation has had a material effect on operating profit during the past several years.

SEASONALITY

     Although revenues during the first and fourth quarters are slightly lower than the other quarters, management does not believe that seasonality has a significant impact on the operations or cash flow of the Company.


FORWARD LOOKING STATEMENTS

     Information contained in this Form 10-K, including, without limitation in the foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions, could cause actual results to differ materially from those in such forward-looking statements.



YEAR 2000 COMPLIANCE

OVERVIEW

     The "Year 2000 issue" had no effect on the Company.



NEW ACCOUNTING STANDARDS


     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will be effective for the Company beginning January 1, 2001, establishes accounting and reporting standards requiring that every derivative instrument (including certain embedded in other contracts) be recorded in the balance sheet as either assets or liabilities measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of its adoption, however it is not expected that adoption will have a material impact on earnings.


ITEM 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 1999. The information presented below should be read in conjunction with Note 8 of the Notes to Consolidated Financial Statements.

INTEREST RATE RISK

The Company carries some floating rate debt and thus is exposed to the impact of interest rate changes. At December 31, 1999, indebtedness under its revolving credit facility, representing approximately 12.6% of the Company's long-term debt, bears interest at variable rates. Accordingly, the Company's net income and cash flow are affected by changes in interest rates. A 91 basis point move in interest rates (10% of the Company's weighted average interest rate) would have an immaterial impact on earnings and cashflow.

Fluctuations in interest rates may also adversely affect the fair market value of the Company's fixed rate borrowings. The fair value of debt with a fixed interest rate will increase as interest rates fall and decrease as interest rates rise. The Company's fixed rate borrowings consist of $97.7 million of senior notes bearing interest at

10 3/4% and $50.0 million of parent senior notes bearing interest at 10 3/8%. A 91 basis point move in interest rates would also have an immaterial effect on the fair value of the Company's fixed rate senior notes.



ITEM 8

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ITEM 9

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by Item 9 was previously reported by the Company. Please see the Company's report on Form 8-K filed on September 15, 1998.


PART III

ITEM 10

MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

      The executive officers and directors of Adams Outdoor Advertising, Inc., the managing general partner of the Company, are as follows:




       NAME                                      AGE               POSITION
       ---------------------------------         ---               --------

       Stephen Adams....................         62             Chairman of the Board


       J. Kevin Gleason.................         48             Chief Executive Officer, President and
                                                                Director


       Abe Levine.......................         46             Chief Financial Officer, Vice President,
                                                                 Secretary and Treasurer

       George Pransky...................         59             Director

       David Frith-Smith................         54             Director

       Andris A. Baltins................         54             Director



     STEPHEN ADAMS has been Chairman of Adams Outdoor Advertising, Inc. since its founding in 1983. Since the 1970's, Mr. Adams has served as chairman of privately owned banking, bottling, publishing, outdoor advertising, television and radio companies in which he held a controlling ownership interest. Mr. Adams is Chairman of the Board of Directors of Affinity Group, Inc., a membership-based marketing company.

     J. KEVIN GLEASON has served as the Chief Executive Officer of the Company and President of Adams Outdoor Advertising, Inc. since 1991. Mr. Gleason has seventeen years of experience in advertising, eleven of which have been dedicated to the outdoor advertising industry. Mr. Gleason has been with Adams Outdoor Advertising, Inc. since 1987, serving as General Manager of various local markets and then as Executive Vice President at the corporate level. Prior to joining Adams Outdoor Advertising, Inc., Mr. Gleason served as General Manager of

Naegele Outdoor Advertising ( "Naegele ") of Southern California from 1985 to 1987. Mr. Gleason also currently serves as a Vice-Chairman of the Outdoor Advertising Association of America.

     ABE LEVINE has served as Chief Financial Officer of the Company and as Vice President of Adams Outdoor Advertising, Inc. since 1991. From 1988 to 1991, Mr. Levine worked as Controller of Adams Outdoor Advertising of Atlanta, Inc. Mr. Levine was employed by Gulf + Western Industries, Inc. from 1979 through 1987 in various senior accounting and financial positions, and by KPMG Peat Marwick from 1975 through 1979 in various auditing positions.

     GEORGE PRANSKY, PH.D. has been in private practice as co-director of Pransky and Associates in La Conner, Washington since 1988. He is a frequent consultant for government and private agencies and has been a contract faculty member for a number of educational institutions, including the University of Washington, the University of Oregon and Antioch College. Dr. Pransky has trained management groups in team building, stress elimination and management development for fifteen years.

     DAVID FRITH-SMITH has served as managing partner of Biller, Frith-Smith & Archibald, Certified Public Accountants, since 1988. Mr. Frith-Smith was a principal in Maidy and Lederman, Certified Public Accountants, from 1980 to 1984, and with Maidy Biller Frith-Smith & Brenner, Certified Public Accountants, from 1984 to 1988. Mr. Frith-Smith is a director of various private and non-profit corporations.

     ANDRIS A. BALTINS has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. He is a director of Polaris Industries Inc., a manufacturer of snowmobiles, all-terrain vehicles, personal watercraft and related products. Mr. Baltins is also a director of various private and non-profit corporations.


OTHER SIGNIFICANT MANAGEMENT PERSONNEL

     The following table sets forth certain information with respect to other significant management personnel:



       NAME                                       AGE                          POSITION
       Jon Kane...........................        34                 General Manager - Lansing, MI

       Jim Balestino......................        35                 General Manager - Jackson, MI

       Mike Peters........................        37                 General Manager - Kalamazoo, MI

       John Hayes.........................        46                 General Manager - Lehigh Valley,
                                                                     and Northeast PA

       Michelle Kullmann..................        31                 General Manager - Madison, WI

       Gardner King.......................        47                 General Manager - Norfolk, VA

       Barry M. Asmann....................        42                 General Manager - Charlotte, NC

       Robert J. Lord.....................        40                 General Manager - Peoria, IL

       Robert A. Graiziger................        46                 General Manager - Minneapolis, MN

       Jerry Heinz........................        57                 General Manager - South Carolina



     JON KANE has been general manager of the Lansing, MI division since July 1997. He joined the Company in 1989 as an account executive in its Lehigh Valley, PA division. He also served as regional sales manager and poster sales manager for Lehigh and was later promoted to general manager of the Madison, WI division before being transferred to Lansing.

      JIM BALESTINO has served as General Manager of the Jackson, MI division since January 1999. He joined the Company in 1997 as the Sales Manager in its Florence, SC division. Mr. Balestino previously held the position of General Sales Manager with FKM Advertising in Youngstown, OH. In addition, he served as the Regional Account Manager and Market Development Manager from 1992 until 1995. He began his career in 1988 as a Real Estate/Account Executive for Penn Advertising in Altoona, PA.

     MIKE PETERS has been general manager of the Kalamazoo, MI division since October, 1996. He began his outdoor advertising career in 1985 as an account executive with Creative Displays in Lehigh Valley, PA. Mr. Peters stayed on as an account executive when Adams purchased Creative Displays and in 1989 was promoted to sales manager. He has thirteen years of experience in the outdoor advertising industry.

     JOHN HAYES has served as general manager of the Lehigh Valley, PA division from 1985 to 1991 and from 1994 to the present. He began his career in outdoor advertising in 1976 as an account executive with Creative Displays in the Lehigh Valley market, later becoming sales manager in 1979 and assistant manager in 1981. From 1991 to 1994, Mr. Hayes managed a paging business in the Lehigh Valley area.

     MICHELLE KULLMANN has been general manager of the Madison, Wisconsin division since June 1997. Michelle first started with Adams in 1991 as an account executive. In 1993 she was promoted to sales manager of Madison and held that position until her most recent promotion to General Manager.

     GARDNER KING has served as general manager of the Norfolk, VA division since January 1988. From 1980 through 1985, Mr. King was the founder and sole proprietor of an outdoor advertising company in Norfolk, VA, which he sold to Whiteco. After the expiration of his non-compete agreement with Whiteco, Mr. King joined the Company in 1988. Mr. King has 16 years of experience in the outdoor advertising industry.

     BARRY ASMANN has served as general manager of the Charlotte, NC division since January 1993 and prior thereto was sales manager in both the Charlotte, NC and Lehigh Valley, PA divisions. Mr. Asmann has 13 years of experience in the outdoor advertising industry, working in various markets throughout the country with the Company and Naegele.

     ROBERT LORD has served as general manager of the Peoria, IL division since December 1993. From February 1993 to December 1993, he served as the sales manager of the Company's Charlotte division and from 1989 to January 1993, he served as the sales manager of the Company's Peoria, IL division. Mr. Lord served as an account executive in the Peoria division from 1986 to 1989.

     ROBERT GRAIZIGER has served as general manager of the Minneapolis, MN division since 1988, when he sold an outdoor advertising company that he founded and operated in Minneapolis to the Company. Mr. Graiziger has been involved in the outdoor advertising business in various capacities since 1978.

     JERRY HEINZ has served as general manager of the South Carolina division since December 1996. He came to Adams Outdoor from Burkhart Advertising, Inc. Mr. Heinz joined Burkhart Advertising, Inc. in 1969 as an account executive. During the next 27 years, Mr. Heinz held the positions of sales manager, general manager and finally as President and CEO.


ITEM 11

EXECUTIVE COMPENSATION


     The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and each of the two other executive officers for the years ended December 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                                                       COMPENSATION
                                                                       ------------

                                          ANNUAL COMPENSATION                                              PAYOUTS
                                 ---------------------------------------                                 -----------
                                                              OTHER                                              ALL
                                                              ANNUAL   RESTRICTED  SECURITIES                   OTHER
NAME AND PRINCIPAL                                            COMPEN-      STOCK    UNDERLYING      LTIP        COMPEN-
POSITION                   YEAR       SALARY      BONUS(A)   SATION(B)   AWARD(S)     OPTIONS     PAYOUTS      SATION(C)
------------------        -------     ------      --------   ---------   ---------    -------     --------     ---------
Stephen Adams              1999     $220,000(e)
Chairman(d)                1998     $212,000(e)
                           1997     $200,000(e)



J. Kevin Gleason           1999     $456,692    $1,010,053                                                        $35,000
Chief Executive            1998     $414,843    $3,621,000                                                        $35,000
Officer                    1997     $436,000                                                                      $34,750

Abe Levine                 1999     $180,000                                                                      $19,500
Chief Financial            1998     $180,000                                                                      $18,923
Officer                    1997     $180,000                                                                      $19,750



(a)  All amounts represent accruals under deferred phantom stock agreements.
(b) Less than the lesser of (i) 10% of total annual salary and bonus and (ii) $50,000.
(c) Amounts for 1999, 1998, and 1997 include contributions to the accounts of Messrs. Gleason and Levine under the Company's nonqualified retirement plan of $30,000 and $15,000, respectively. All other amounts represent Company contributions to the Company's 401(k) plan.
(d) The Company entered into an employment agreement with Mr. Adams providing for a salary of $200,000 per year, adjusted for annual cost of living increases, and the reimbursement of business expenses.
(e) Does not include reimbursement of company travel and entertainment expense advanced by Mr. Adams aggregating $105,298 in 1997. Nothing was reimbursed to Mr. Adams in 1998 or 1999.


EMPLOYMENT AGREEMENT
     The Company and Stephen Adams entered into an employment agreement effective January 1, 1996. Under the employment agreement, Mr. Adams is employed as Chairman of Adams Outdoor Advertising, Inc. until December 31, 2001 at a base salary of $200,000 plus an annual cost of living increase.


AGREEMENTS WITH MANAGEMENT--INCENTIVE COMPENSATION UNDER PHANTOM STOCK
AGREEMENTS


     The Company has deferred phantom stock agreements with certain managers, including each general manager with respect to the performance of his respective market. The compensation is calculated using a multiple of the operating profit of the general manager's respective division for the fiscal year ending immediately prior to the determination date over the value of the division at the time of agreement. The agreements provide for three equal annual payments to the participants upon the determination date, which is defined as termination of employment, death, disability, sale of the Company or the fifth anniversary of the execution of the agreement. The Company incurred deferred compensation expense related to the phantom stock agreements of $2.5 million, $4.3 million and $901,000, respectively, for the years ended December 31, 1999, 1998, and 1997, respectively.


     As of December 31, 1999, the Company has accrued the following amounts of deferred compensation expense payable related to the phantom stock agreements:

                 NAME                                       AMOUNT
       ---------------------------                  ----------------------
                                                    (DOLLARS IN THOUSANDS)

       Kevin Gleason...........................               $1,935
       Abe Levine..............................                   --
       Others..................................                1,860
                                                          ----------
                      Total....................           $    3,795
                                                          ==========


     If amounts accrued as of December 31, 1999 as deferred compensation payable related to the phantom stock agreements are paid as currently scheduled (assuming no executive terminations, deaths or disabilities), such payments will occur as follows:

                NAME                   2000     2001      2002     2003    2004     2005    TOTAL
               ------                  -----    -----     ----     ----    ----     ----    -----
                                                  (DOLLARS IN THOUSANDS)

       Kevin Gleason............        $--      $--     $645     $645    $645      $--   $1,935
       Abe Levine...............         --       --       --       --      --       --       --
       Others...................        734      241      323      270     214       78    1,860
                                        ---      ---      ---      ---     ---       --    -----
                 Total..........       $734     $241     $968     $915    $859      $78   $3,795
                                       ====     ====     ====     ====    ====      ===   ======



AGREEMENTS WITH MANAGEMENT INCENTIVE COMPENSATION UNDER NONQUALIFIED RETIREMENT PLAN


     The Company also maintains a deferred compensation plan for each of Messrs. Gleason, Levine and each of the area general managers. Under such plan, the Company contributes $30,000 per year to the retirement account of Mr. Gleason and $15,000 per year to the account of each of the other participants. In addition, Messrs. Gleason and Levine deferred a substantial portion of their 1999 and 1998 compensation into a similar plan. Deferred compensation payable as of December 31, 1999 related to the nonqualified retirement plans was approximately $3.2 million.



401(K) SAVINGS PLAN

     Company employees also participate in a deferred savings and profit sharing plan (the "401(k) Plan") qualified under Section 401(a) and 401(k) of the Internal Revenue Code (the "Code"). All employees over age 21 who have completed one year of service are eligible to participate in the 401(k) Plan. Eligible employees may contribute to the 401(k) Plan up to 10% of their salary subject to an annual maximum established under the Code, and the Company matches these employee contributions at a rate of 50% up to the first 6% of the employee's salary. Employees may make additional voluntary contributions.


DIRECTOR COMPENSATION

     Following the refinancing, the Company pays directors who are not also employees (Messrs. Pransky, Frith-Smith and Baltins) director fees of $5,400 per quarter.


ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

                           PRINCIPAL SECURITY HOLDERS



The table below sets forth, the beneficial ownership interests in the Company as of December 31, 1999.

                                                           AGGREGATE
                                                           MEMBER'S
                     NAME                                  INTEREST
       -----------------------------------                 --------

       Stephen Adams.................................       100.00%
            2575 Vista Del Mar Drive
            Ventura, CA 93001



ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS



         Stephen Adams, J. Kevin Gleason and Abe Levine own 57%, 14% and 14%, respectively, of HSP Graphics ("HSP"), a printing company headquartered in Canada. The Company pays the salary and expenses of the HSP salesmen who operate in the Atlanta, GA area and HSP reimburses the Company for those expenses in cash and services. At December 31, 1999, 1998 and 1997, the Company had accounts receivable of $21,869, $114 and $227,991, respectively, outstanding from HSP. The Company expensed $11,000 and $84,000 for printing services provided during 1998, and 1997, respectively. Nothing was expensed in 1999 for these services.

     During 1998, the Company entered into a building lease with J. Kevin Gleason, an officer of the Company. The lease term is for 10 years and has been classified as an operating lease. Rent expense of approximately $52,000 related to this transaction has been included in direct advertising expense during the year ended December 31, 1998. The Company exercised its option to purchase the building in 1999.

ITEM 14

EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed
                  (1) Financial statements (included under Item 8)

                   (2) Financial statement schedules

                         S-1 Independent Public Accountants' Reports on Schedule S-2 Schedule II - Valuation and Qualifying Accounts


                    (3) Exhibits

         (b)      Reports on Form 8-K
                  The company filed no reports on form 8-K during the quarter ended December 31, 1997.

         (c)      Exhibits
                  Included in Item 14 (a) (3) above.

         (d)      Financial Statements Schedules
                  Included in Item 14 (a) (2) above.

Financial Statement Schedules
     -   Identify

Signature Page
     -   Power of Attorney

Exhibit Index (Item 601, Reg. S-K)
     -   Financial Data Schedules Item 601 (b) (27)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To:  AOA HOLDING LLC


We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of AOA Holding LLC and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, member's deficit, and cash flows for the years then ended, and have issued our report thereon dated February 25, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Atlanta, GA
February 25, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Adams Outdoor Advertising Limited Partnership:


     Under date of March 18, 1998, we reported on the consolidated balance sheets of Adams Outdoor Advertising Limited Partnership as of December 31, 1997, and the related consolidated statements of operations, changes in partners' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 KPMG LLP

Atlanta, Georgia
March 18, 1998

                  ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions:
                                  Balance at      Charged to                           Balance
                                  beginning       costs and                            at end
         Description              of period       expenses        Deductions (a)     of period
         -----------              ---------       --------        --------------     ---------

1999 Allowance for Doubtful
Accounts                          $648,101         870,285          (351,294)        $1,167,092


1998 Allowance for Doubtful
Accounts                          $700,429         287,494          (339,823)         $648,101

1997 Allowance for Doubtful
Accounts                          $696,260         231,973          (227,804)         $700,429


(a) Write-offs, net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ADAMS OUTDOOR ADVERTISING
                              LIMITED PARTNERSHIP

                              By: Adams Outdoor
                              Advertising, Inc., its
                              general partner


                              By:  /s/   J. Kevin Gleason
                                   -------------------------------
                                         J. Kevin Gleason
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER


                              ADAMS OUTDOOR ADVERTISING, INC.


                              By: /s/   J. Kevin Gleason
                                  -------------------------------
                                        J. Kevin Gleason
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                Title                                         Date
            ---------                                -----                                         ----

     /s/  J. Kevin Gleason              President, Chief Executive Officer                     March 30, 2000
  -----------------------------         and Director (Principal Executive Officer)
          J. Kevin Gleason


     /s/ Abe Levine                     Chief Financial Officer (Principal                     March 30, 2000
  -----------------------------         Financial and Accounting Officer)
         Abe Levine

               *                        Chairman of the Board (Director)                       March 30, 2000
  -----------------------------
         Stephen Adams

               *                        Director                                               March 30, 2000
  -----------------------------
         Andris A. Baltins

               *                        Director                                               March 30, 2000
  -----------------------------
         David Frith-Smith

               *                        Director                                               March 30, 2000
  -----------------------------
         George Pransky

* By:   /s/   J. Kevin Gleason
        -----------------------
              J. Kevin Gleason
              (as attorney-in-fact)

    J. Kevin Gleason, pursuant to powers of attorney, executed by each of the officers and directors listed above whose name is marked by an "*" filed as an exhibit hereto to this Report, by signing his name hereto, does hereby sign and execute this report of Adams Outdoor Advertising, Inc. on behalf of each such officers and directors in the capacities in which the names of each appear.

POWER OF ATTORNEY
-----------------
                                   (FORM 10-K)

         KNOW ALL MEN BY THESE PRESENTS, that ADAMS OUTDOOR ADVERTISING, INC., a Minnesota corporation (the "Company"), and each of the undersigned directors of the Company, hereby constitutes and appoints J. Kevin Gleason and Abe Levine and each of them (with full power to each of them to act alone) its/his/her true and lawful attorney-in-fact and agent, for it/him/her and on its/him/her and in its/his/her name, place and stead, in any and all capacities to sign, execute, affix its/his/her seal thereto and file the Annual Report on Form 10-K of the Company and Adams Outdoor Advertising Limited Partnership for the year ended December 31, 1999 under the Securities Exchange Act of 1933, as amended, with any amendment or amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority.

         There is hereby granted to said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in respect of the foregoing as fully as it/he/she or itself/himself/herself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

         This Power of Attorney may be executed in any number of counterparts, each of which shall be an original, but all of which taken together shall constitute one and the same instrument and any of the undersigned directors may execute this Power of Attorney by signing any such counterpart.

         Adams Outdoor Advertising, Inc. has caused this Power of Attorney to be executed in its name by its Chief Executive Officer on the 30th day of March, 2000.

                         ADAMS  OUTDOOR   ADVERTISING, INC.


                         By  /s/ J. Kevin Gleason
                             --------------------------------
                                 J. Kevin Gleason
                                 CHIEF EXECUTIVE OFFICER
                                 AND PRESIDENT

The undersigned, directors of ADAMS OUTDOOR ADVERTISING, INC., have hereunto set their hands as of the 30th day of March, 2000.



         /s/ Stephen Adams                        /s/ J. Kevin Gleason
     ---------------------------              ----------------------------
            Stephen Adams                            J. Kevin Gleason



         /s/ David Frith-Smith                    /s/ George Pransky
     ---------------------------              ----------------------------
             David Frith-Smith                        George Pransky



         /s/ Andris A. Baltins
     ---------------------------
           Andris A. Baltins





                                   D I R E C T O R S

                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
-----------                        ------------
  27                               Financial Data Schedules for AOA Holding LLC
                                   and Subsidiaries

AOA Holding LLC and Subsidiaries


Consolidated Financial Statements
as of December 31, 1999, 1998, and 1997
Together With Auditors' Report

                        AOA Holding LLC and Subsidiaries


                        consolidated Financial Statements

                        December 31, 1999, 1998, and 1997



                                TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


FINANCIAL STATEMENTS

         Consolidated Balance Sheets--December 31, 1999 and 1998

         Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Changes in Member's Deficit for the Years Ended December 31, 1999, 1998, and 1997

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To AOA Holding LLC:


We have audited the accompanying consolidated balance sheets of AOA HOLDING LLC (a Minnesota limited partnership) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in member's deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of AOA Holding LLC and subsidiaries as of and for the year ended December 31, 1997 were audited by other auditors whose report dated March 18, 1998 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AOA Holding LLC and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States.





Arthur Andersen LLP
Atlanta, Georgia
February 25, 2000

                        AOA HOLDING LLC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



                                     ASSETS

                                                                                    1999                 1998
                                                                                -------------        -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $    1,616,105       $    1,686,788
    Investments                                                                     3,165,524            1,878,977
    Trade accounts receivable, less allowance for doubtful accounts
       of $1,167,092 and $648,101 in 1999 and 1998, respectively                    9,017,351            8,423,606
    Other accounts receivable (Note 3)                                                 45,115              129,059
    Inventories                                                                        92,632               68,674
    Prepaid rent                                                                    2,992,547            2,826,362
    Prepaid expenses                                                                  679,742              647,103
                                                                                -------------        -------------
             Total current assets                                                  17,609,016           15,660,569

PROPERTY, PLANT, AND EQUIPMENT, net                                                56,525,883           53,350,148

INTANGIBLE ASSETS, net                                                              9,786,648            9,107,911

OTHER ASSETS                                                                           67,549               74,076
                                                                                -------------        -------------
                                                                                $  83,989,096        $  78,192,704
                                                                                =============        ==============
                        LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                            $     925,559      $       557,626
    Interest payable                                                                4,819,672            3,606,150
    Accrued expenses and other liabilities                                          3,361,280            2,583,609
    Deferred compensation                                                             734,266            4,108,077
                                                                                -------------        -------------
              Total current liabilities                                             9,840,777           10,855,462

LONG-TERM DEBT                                                                    168,947,288          132,727,500

DEFERRED COMPENSATION                                                               6,226,425            4,057,232
                                                                                -------------        -------------
              Total liabilities                                                   175,173,713          147,640,194

COMMITMENTS AND CONTINGENCIES (Note 11)

MEMBER's DEFICIT                                                                 (101,025,394)         (69,447,490)
                                                                                -------------        -------------
                                                                                $  83,989,096        $  78,192,704
                                                                                =============        =============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        AOA HOLDING LLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                           1999               1998              1997
                                                       ------------       ------------      -------------
GROSS REVENUES                                          $74,807,990        $71,591,716        $63,301,642
    Less agency commissions                               6,768,065          7,023,144          6,017,105
                                                       ------------       ------------      -------------
              Net outdoor advertising revenue            68,039,925         64,568,572         57,284,537
                                                       ------------       ------------      -------------
OPERATING EXPENSES:
    Direct advertising expenses                          33,507,976         32,096,318         29,089,188
    Corporate, general, and administrative                3,659,785          3,903,136          3,589,189
    Depreciation and amortization                         7,074,751          7,875,001          8,148,621
    Deferred compensation                                 2,479,409          4,315,971            900,876
                                                       ------------       ------------      -------------
              Total operating expenses                   46,721,921         48,190,426         41,727,874
                                                       ------------       ------------      -------------
OPERATING INCOME                                         21,318,004         16,378,146         15,556,663
                                                       ------------       ------------      -------------
OTHER EXPENSES (INCOME):
    Interest expense                                     16,576,343         14,407,950         14,586,568
    Interest expense--related party                               0                  0             13,934
    Payments to Partnership minority limited partners     2,500,000                  0                  0
    Other (income) expenses, net                            (54,138)            79,539            165,199
    Unrealized gain on investments                         (689,047)              (712)          (122,682)
    Loss on disposals of property, plant, and
       equipment, net                                       368,843            377,853            122,287
                                                       ------------       ------------      -------------
              Total other expenses                       18,702,001         14,864,630         14,765,306
                                                       ------------       ------------      -------------
INCOME BEFORE EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT                                2,616,003          1,513,516            791,357

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT          194,125            329,778                  0
                                                       ------------       ------------      -------------
NET INCOME                                             $  2,421,878       $  1,183,738      $     791,357
                                                       ============       ============      =============

              The accompanying notes are an integral part of these
                            consolidated statements.

                        AOA HOLDING LLC AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF CHANGES

                               IN MEMBER'S DEFICIT

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

BALANCE, DECEMBER 31, 1996                                     $  (68,444,478)

    Net income                                                        791,357
    Distributions                                                  (1,933,107)
                                                                -------------
BALANCE, DECEMBER 31, 1997                                        (69,586,228)

    Net income                                                      1,183,738
    Distributions                                                  (1,045,000)
                                                                -------------
BALANCE, DECEMBER 31, 1998                                        (69,447,490)

    Net income                                                      2,421,878
    Distributions                                                 (33,999,782)
                                                                -------------
BALANCE, DECEMBER 31, 1999                                      $(101,025,394)
                                                                =============
              The accompanying notes are an integral part of these
                            consolidated statements.

                        AOA HOLDING LLC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                          1999            1998            1997
                                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  2,421,878    $  1,183,738   $     791,357
   Adjustments to reconcile net income to net cash provided by operating activities:
         Extraordinary loss on early extinguishment of debt                194,125         329,778               0
         Depreciation                                                    6,185,471       7,043,434       7,294,989
         Amortization of intangible assets                               1,447,924       1,308,205       1,423,664
         Deferred compensation expense                                   2,479,409       4,315,971         900,876
         Payments for deferred compensation                             (4,064,027)     (1,332,193)     (1,118,144)
         Loss on disposals of property, plant, and equipment,
            net                                                            368,843         377,853         122,287
         Change in unrealized gain on investments                         (689,047)           (712)       (122,682)
         Barter loss (income)                                              152,708         (24,729)         42,692
         Purchases of investments                                         (597,500)       (183,604)     (2,545,125)
         Proceeds from sale of investments                                       0               0       1,735,345
         Changes in operating assets and liabilities, net of
            effects from acquisitions of businesses:
               Accounts receivable, net                                   (509,801)       (659,805)       (978,663)
               Inventories                                                 (23,958)         73,600          74,438
               Prepaid rent, expenses, and other assets                   (192,297)        (49,972)       (346,265)
               Accounts payable, accrued expenses, and other
                 liabilities                                             1,372,896         (72,647)       (420,808)
               Interest payable                                          1,213,522        (436,242)        402,018
               Other liabilities--long-term                                      0               0        (106,407)
                                                                      ------------    ------------    ------------
                  Net cash provided by operating activities              9,760,146      11,872,675       7,149,572
                                                                      ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant, and equipment                         (10,187,221)    (10,144,346)     (7,645,961)
   Proceeds from sales of property, plant, and equipment                   457,172         485,088         184,416
                                                                      ------------    ------------    ------------
                 Net cash used in investing activities                  (9,730,049)     (9,659,258)     (7,461,545)
                                                                      ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Debt financing costs                                                 (2,126,661)        (97,921)        (11,703)
   Advances from long-term debt                                         70,687,827      19,910,007      12,037,500
   Payments on long-term debt                                          (34,468,039)    (22,216,257)    (10,193,133)
   Premium on senior notes redemption                                     (194,125)       (198,000)              0
   Distributions to members                                            (33,999,782)     (1,045,000)     (1,933,107)
                                                                      ------------    ------------    ------------
                 Net cash used in financing activities                    (100,780)     (3,647,171)       (100,443)
                                                                      ------------    ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (70,683)     (1,433,754)       (412,416)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,686,788       3,120,542       3,532,958
                                                                      ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $  1,616,105    $  1,686,788    $  3,120,542
                                                                      ============    ============    ============

              The accompanying notes are an integral part of these
                            consolidated statements.

                        AOA HOLDING LLC AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998, AND 1997



1.    ORGANIZATION AND NATURE OF OPERATIONS

      AOA Holding LLC ("AOA Holding" or the "Company") was incorporated on May 4, 1999 as a Minnesota limited liability company. AOA Holding was formed to acquire the direct individual interests of Stephen Adams in Adams Outdoor Advertising Limited Partnership (the "Partnership") and Adams Outdoor Advertising Inc. ("Adams Inc.") and to serve as a co-issuer of $50 million of 10 3/8% Senior Notes due 2006 (the "Parent Senior Notes"). AOA Holding's assets consist of 100% of the outstanding capital stock of Adams Inc., and a .70% general partnership interest and a 68.3% limited partnership interest in the Partnership. Mr. Adams is the sole member of AOA Holding and all operations are conducted through the Partnership. AOA Capital Corp. ("AOA Capital"), a wholly owned subsidiary of AOA Holding, was incorporated on May 4, 1999 for the sole purpose of serving as co-issuer of the Parent Senior Notes. The net proceeds from the offering were used by AOA Holding to make a distribution to its sole member, to repay $13.5 million of indebtedness of the Partnership, and to make a $2.5 million payment to the minority limited partner.

      The Partnership was organized under the Minnesota Uniform Limited Partnership Act on December 12, 1985 and will terminate on December 31, 2025 unless terminated sooner under the provisions of the partnership agreement. The Partnership was organized for the purpose of acquiring and operating businesses engaged in the outdoor advertising industry. The Partnership owns and operates outdoor advertising structures in 11 markets in the Midwest, Southeast, and Mid-Atlantic states.

      The partnership agreement was amended and restated on March 31, 1995 to convert and transfer 99% of the general partners' interest to the limited partners' interests. The partnership agreement was amended and restated on January 1, 1996 to, among other matters, eliminate classes of limited partner interests resulting in general partners' interests of .71% and limited partners' interests of 99.29%.

      The partnership agreement provides that losses will be allocated 100% to the general partners. Profits will be allocated to the general and limited partners in the same proportion, based on their aggregate interest in the Partnership, as they have received distributions of distributable cash (defined as annual cash gross receipts, less cash expenses and any amount set aside for reserves) for such calendar year. In the event there are profits in a calendar year in which no distribution of distributable cash has been made, profits will be allocated 100% to the general partners.

      In the event of a sale, refinancing, or dissolution of the Partnership, the proceeds available for distribution, after payment of all expenses and previously outstanding debt of the Partnership, will be distributed first to the partners up to an amount equal to the respective partner's adjusted aggregate interest in the Partnership.

      In connection with the reorganization, the partnership agreement was amended to provide that the limited partnership interest of AOA Holding LLC become a "priority" interest whereby all limited partner distributions (other than permitted tax distributions) will be made only to AOA Holding until the notes are paid in full. In recognition of the change in the partnership agreement, the Partnership paid to the minority limited partners approximately $2.5 million, which has been reflected as other expense in the accompanying statements of operations.


2.    summary of significant accounting policies

      BASIS OF PRESENTATION

      The financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      USE OF ESTIMATES

      The Company's financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

      The Company considers all short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVESTMENTS

      Investments consist primarily of corporate and U.S. government debt instruments and equity securities. Securities are classified in one of three categories: trading, available-for-sale, or held-to-maturity. Management of the Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

      The Company has classified all securities purchased and held during 1999 and 1998 as trading securities, as they are intended to be sold in the near term. Trading securities are carried at fair value, with realized and unrealized gains and losses included in net income.

      INVENTORIES

      Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method. Market approximates net realizable value.

      PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

        Buildings and equipment                                  5 to 32 years
        Outdoor advertising structures                           12 to 15 years
        Vehicles, machinery and equipment, and office equipment  3 to 5 years

      INTANGIBLE ASSETS

      Intangible assets include financing costs, noncompete agreements, and goodwill. Goodwill is being amortized using the straight-line method over periods of 12 to 40 years. The remaining intangible assets are recorded at cost and are amortized using the straight-line method over the assets' estimated useful lives of two to five years for noncompete agreements and the terms of the related debt for financing costs. The Company periodically assesses the recoverability of intangible assets based on expected future cash flows.

      INCOME TAXES

      The Company is not considered a taxable entity for federal and state income tax purposes. Any taxable income or loss, tax credits, and certain other items are reported by the partners on their own tax returns in accordance with the partnership agreement.

      REVENUE RECOGNITION

      Revenues represent outdoor advertising services provided by the Company. The Company recognizes revenue when rendered, usually on a monthly basis in accordance with contract terms, as advertising services are provided.

      BARTER TRANSACTIONS

      Barter transactions, which represent the exchange of advertising for goods or services, are recorded at the estimated fair value of the advertising provided and the products or services received. Barter revenue is recognized when advertising services are rendered, and barter expense is recognized when the related products or services are received.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, and accounts payable. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at December 31, 1999 and 1998.

      NEW ACCOUNTING STANDARDS

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the way enterprises report information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial statements. Adams operates in a single reportable segment in the outdoor advertising industry as defined by this statement.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which will be effective for the Company beginning January 1, 2001, establishes accounting and reporting standards requiring that every derivative instrument (including certain embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of its adoption; however, it is not expected that adoption will have a material impact on earnings.

3.    RELATED-PARTY TRANSACTIONS

      Certain partners and employees of the general partner have ownership in HSP Graphics ("HSP"), a printing operation headquartered in Canada. The Company pays the salary and expenses of HSP employees, and HSP reimburses the Company for these expenses in cash or services. At December 31, 1999 and 1998, the Company had accounts receivable of $21,870 and $114, respectively, outstanding related to this arrangement with HSP. The Company expensed $0, $11,000, and $84,000 for printing services provided by HSP during 1999, 1998, and 1997, respectively.

      During 1998, the Company loaned $100,000 to an officer of the Company, which was repaid during 1999. This amount was included in other accounts receivable at December 31, 1998.

      During 1998, the Company entered into a building lease with an officer of the Company. The lease term is for ten years and has been classified as an operating lease. Rent expense of approximately $37,000 and $52,000 related to this transaction is included in direct advertising expense in 1999 and 1998, respectively. During 1999, the Company purchased this building from the officer of the Company for $461,000.

      During 1997, the Company entered an aircraft lease with a party related to the Company. The lease term was for seven years and was classified as an operating lease. At the beginning of 1999, the Company purchased an aircraft and was released from the lease agreement. Lease and operating expenses of approximately $549,000 and $466,000 related to this transaction have been included in corporate general and administrative expense during 1998 and 1997, respectively.

      During 1999, the Company purchased outdoor advertising displays from two related parties in Peoria for $100,000 in cash paid to each of the parties.


4.    INVESTMENTS

      The carrying and estimated fair values of investment securities at December 31, 1999 and 1998 are summarized as follows:

                                                                                1999
                                                     -----------------------------------------------------------

                                                                       Gross           Gross
                                                                     Unrealized      Unrealized       Estimated
                                                                      Holding         Holding            Fair
                                                       Cost            Gains           Losses           Value
                                                     ----------         --------       ---------       ---------
Trading securities:
    Cash and money market funds                     $   105,384         $      0       $       0     $   105,384
    Equity securities                                 2,401,554          730,979        (121,531)       3,011,002
    Fixed income debt securities                         51,046              561          (2,469)          49,138
                                                     ----------         --------       ---------       ----------
                                                     $2,557,984         $731,540       $(124,000)      $3,165,524
                                                     ==========         ========       =========       ==========

                                                                              1999
                                                   -----------------------------------------------------------

                                                                     Gross           Gross
                                                                   Unrealized      Unrealized       Estimated
                                                                    Holding         Holding            Fair
                                                     Cost            Gains           Losses           Value
                                                   ----------         --------       ---------       ---------
Trading securities:
    Cash and money market funds                      $1,127,721         $      0       $     0       $1,127,721
    U.S. Treasury obligations                            74,722            1,403             0           76,125
    Equity securities                                   481,639          106,109        (6,592)         581,156
    Fixed income debt securities                         91,453            2,991          (469)          93,975
                                                     ----------         --------       ---------     ----------
                                                     $1,775,535         $110,503       $(7,061)      $1,878,977
                                                     ==========         ========       =========     ==========

5.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consist of the following at December 31, 1999 and 1998:

                                              1999               1998
                                          --------------     --------------
        Land                              $    3,692,333     $    2,398,489
        Buildings and improvements             5,522,640          4,185,364
        Outdoor advertising structures       104,600,078        100,950,797
        Vehicles                               3,947,917          3,436,538
        Machinery and equipment                1,586,670            739,698
        Office equipment                       4,738,466          4,065,258
        Construction in progress               1,446,410          1,459,417
                                          --------------     --------------
                                             125,534,514        117,235,561
        Less accumulated depreciation        (69,008,631)       (63,885,413)
                                          --------------     --------------
                                           $  56,525,883     $   53,350,148

6.    INTANGIBLE ASSETS

      Intangible assets consist of the following at December 31, 1999 and 1998:

                                              1999                1998
                                          ------------       ------------
        Goodwill                          $  7,582,597       $  7,582,597
        Noncompete agreements                2,325,500          2,425,500
        Financing costs                      7,399,887          5,170,270
                                          ------------       ------------
                                            17,307,984         15,178,367
        Less accumulated amortization       (7,521,336)        (6,070,456)
                                          ------------       ------------
                                          $  9,786,648       $  9,107,911
                                          ============       ============

7.    ACCRUED EXPENSES AND OTHER LIABILITIES

      Accrued expenses and other liabilities consist of the following at December 31, 1999 and 1998:


                                                   1999        1998
                                               -----------   -----------

Accrued insurance                              $  376,677    $  391,872
Accrued payroll                                   215,698       205,236
Other                                           2,768,905     1,986,501
                                               -----------   -----------
                                               $3,361,280    $2,583,609
                                               ===========   ===========

8.    LONG-TERM DEBT

      Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                                1999                 1998
                                                            ------------         ------------
        10 3.7% Senior Notes due June 1, 2006              $  50,000,000         $          0
        10.75% senior notes due March 12, 2006                97,675,000          101,000,000
        Revolving credit facilities due December 31, 2001     21,272,288           31,727,500
                                                            ------------         ------------
                                                            $168,947,288         $132,727,500
                                                            ============         ============

      On March 12, 1996, the Company completed a refinancing (the "Refinancing") of its outstanding debt. Pursuant to the Refinancing, substantially all of the Partnership's existing debt was repaid, $105 million of 10.75% senior notes due 2006 (the "Senior Notes") were issued, and a credit agreement (the "Credit Agreement") was executed which provided for a revolving credit facility with total availability of $15 million. On December 2, 1996, the Credit Agreement was amended and restated to increase the availability on the revolving credit facility from $15 million to $35 million for a fee of $387,500. On March 31, 1998, the Company entered into an additional $3 million senior unsecured credit facility to increase the line of credit to $38 million. In September 1998, proceeds from the senior unsecured facility were used to purchase $4 million of the Company's Senior Notes on the open market at 105% of principal plus accrued interest. As a result of the redemption, the Company recognized an extraordinary loss of $329,778, which represented the redemption premium plus recognition of a proportionate share of the associated deferred financing fees. In November 1998, the senior unsecured credit facility was increased to $8 million. On June 30, 1999, the Company used proceeds from the $50 million of 10 3/8% senior notes due 2006 (see Note 1) to purchase $1.3 million of the Senior Notes on the open market for 105% of principal plus accrued interest. On August 10, 1999, the Company purchased an additional $2 million of the Senior Notes at 105% of principal plus accrued interest. As a result of these redemptions, the Company recognized an extraordinary loss of $194,125 which represents the redemption premium plus recognition of a proportionate share of the associated deferred financing fees.

      Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the Company, either (i) the base rate (which is defined as the higher of the prime rate or the federal funds rate plus .5% or (ii) LIBOR, in each case plus an applicable margin, as defined, determined by reference to the ratio of total debt to cash flow of the Company. At December 31, 1999 and 1998, the weighted-average interest rate was 9.1% and 8.8%, respectively, on outstanding borrowings.

      The obligations of the Partnership under the Credit Agreement are secured primarily by a first priority pledge of the stock of Adams Outdoor Advertising, Inc., the corporate general partner; a first priority pledge of the Partnership's interests; and a first priority lien on all the assets of the Partnership, with the exception of certain real estate assets which are subject to a negative pledge.

      The Credit Agreement contains, among other things, covenants restricting the ability of the Partnership to dispose of assets, make distributions to its partners, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates, and otherwise restrict certain activities. The Credit Agreement also contains financial covenants related to minimum interest coverage, maximum leverage ratio, and a minimum fixed-charge coverage ratio. At December 31, 1999 and 1998, the Company was in compliance with all covenants.

      The 10.75% senior notes due 2006 were issued under an indenture dated March 12, 1996 (the "Indenture") among the Company and the trustee of the notes. The notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company that by its terms is subordinated in right of payment to the notes. The notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

      The notes mature on March 15, 2006 and bear interest at an annual rate of 10.75% from the date of issuance until maturity. Interest is payable semiannually in arrears on March 15 and September 15 to holders of record of the notes.

      The notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued and unpaid interest to the redemption date, if redeemed during the 12-month period beginning on March 15 of each year, as listed below:

                    Year:
                     2001                  105.375%
                     2002                  103.583
                     2003                  101.792
                     2004 and thereafter   100.000

      Also, up to 25% of the notes are redeemable at the option of the Company in the event of a public equity offering.

      The Parent Senior Notes (see Note 1) are unsecured obligations of AOA Holding and its 100% owned subsidiary, AOA Capital. The Parent Senior Notes mature on June 1, 2006 and bear interest at 10 3/8%. Interest is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999.

      The Parent Senior Notes are redeemable at the option of the Company, in whole or in part after June 1, 2003 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued and unpaid interest to the redemption date, as listed below:

                    Year:
                     2003                  105.188%
                     2004                  102.594
                     2005 and thereafter   100.000

      Also, the Company may redeem the Parent Senior notes in whole but not in part at any time during the nine-month period beginning on April 15, 2001 at 100% of the aggregate principal plus accrued and unpaid interest in the event of a concurrent redemption by the Partnership of the outstanding Senior Notes.

      These indentures contain, among other things, covenants restricting the ability of the Company to incur additional indebtedness, make certain distributions, make certain investments, change the status of company subsidiaries, create liens, enter into transactions with affiliates, dispose of assets, enter into sale and leaseback transactions, make payments for consents, enter into any additional lines of business, and otherwise restrict certain activities.

      At December 31, 1999, the fair value of the Company's long-term debt based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities was approximately $171.9 million.

      Annual minimum maturities of long-term debt based on amounts outstanding at December 31, 1999 are as follows:

                          2000                    $          0
                          2001                      21,272,288
                          2002                               0
                          2003                               0
                          2004                               0
                          Thereafter               147,675,000
                                                  ------------
                                                  $168,947,288
                                                  ============

9.    EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) deferred savings and profit-sharing plan. Employees must be at least age 21 and must have completed one year of service to participate in the plan. Employees may contribute up to 10% of their salaries, and the Company matches employee contributions at the rate of 50%, up to 6% of the employee's salary. The Company's contributions to the plan were approximately $254,000, $240,000, and $188,000 in 1999,
      1998, and 1997, respectively.


10.   DEFERRED COMPENSATION BENEFITS

      PHANTOM STOCK AGREEMENTS

      The Company has deferred compensation benefits referred to as phantom stock agreements with certain management personnel. The compensation is calculated using a multiple of the operating profit of a division or the Company for the year ending immediately prior to the determination date over the base cost, which is the assigned value of the division or the Company, at the date of the agreement's execution. The agreements provide for three equal annual payments to the participants on the determination date, which is defined as termination, death, disability, the sale of the Company, or the fifth anniversary of the agreement's execution. The Company incurred deferred compensation expense related to these agreements of $2,261,909, $4,098,470, and $698,376 as of December 31, 1999, 1998, and
      1997, respectively.

      NONQUALIFIED RETIREMENT PLANS

      The Company also maintains certain nonqualified retirement plans (the "Plans") to provide deferred compensation benefits for certain members of management. The Company has established trusts (the

      "Trusts") for contributions to provide sources of funds for liabilities under the Plans. The Trusts are revocable and constitute unfunded arrangements, as their assets are subject to the claims of the Company's creditors in the event of insolvency, until such time as the obligations have been paid to plan participants in accordance with the Plans. Earnings of the trusts are allocated proportionately to participant accounts. During the years ended December 31, 1999, 1998, and 1997, the Company recorded deferred compensation expense of $217,500, $217,501, and $202,500, respectively, to these plans.


11.   COMMITMENTS AND CONTINGENCIES

      OPERATING LEASE COMMITMENTS

      The Company leases real estate to erect signs in commercial and industrial areas along traffic routes in cities or close to populated urban areas. The Partnership also leases certain vehicles used in its operations. These leases have terms ranging from one to ten years.

      Approximate future minimum lease payments under noncancelable operating leases with terms in excess of one year at December 31, 1999 are as follows:

                 2000                     $  5,651,047
                 2001                        3,993,157
                 2002                        3,413,405
                 2003                        2,703,578
                 2004                        2,377,857
                 Thereafter                 16,588,579
                                           -----------
                                           $34,727,623
                                           ===========

      Rent expense incurred under operating leases aggregated approximately $8,617,282, $7,315,000, and $7,735,000 for 1999, 1998, and 1997,
      respectively.


      ZONING REGULATIONS

      In 1988, the city of Charlotte, North Carolina, adopted a comprehensive sign ordinance prohibiting the construction of virtually all new, off-premise outdoor advertising signs within the city limits and mandating that all nonconforming signs either be brought into compliance or be removed by February 1, 1998 at the owner's expense without payment of compensation. Through March 1998, the Company had received a total of 307 notices of violation ("NOVs"). The Company does not anticipate receiving any additional NOVs at this time. In 1998, the Company filed a lawsuit in the Superior Court of Mecklenburg County, North Carolina, challenging the constitutionality of the Charlotte sign ordinance. In 1998, the case was settled, and approximately 160 of the billboards in question must be removed at the Company's expense by December 5, 2002. This will result in a material adverse impact on the gross revenues and cash flow attributable to the Charlotte market but, in the opinion of management, not on the financial condition of the Company as a whole.

      In other localities in which the Company operates, outdoor advertising is subject to restrictive and, in some cases, prohibitive zoning regulations. Management expects federal, state, and local regulations to continue to be a significant factor in the operation of the Company's business.

      LITIGATION

      The Partnership is a party to a number of lawsuits and claims which it is vigorously defending. Such matters arise out of the normal course of business and relate to government regulations and other issues.

      Certain of these actions seek damages in significant amounts. While the results of litigation cannot be predicted with certainty, management believes that based on the advice of partnership counsel, the final outcome of such litigation will not have a material adverse effect on the financial statements of the Company.

      CONCENTRATION OF RISKS

      Approximately 2.9%, 10.3%, and 10.5% of the Company's net revenues for the years ended December 31, 1999, 1998, and 1997, respectively, were attributable to the tobacco products industry. In November 1998, the major U.S. tobacco companies (the "Tobacco Companies") reached an out-of-court settlement (the "Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, and four other U.S. territories (the "Settling States"). The remaining four states had already reached similar settlements with the Tobacco Companies. The Agreement called for the removal of tobacco advertising from out-of-home media, including billboards, along with signs and placards in arenas, stadiums, shopping malls, and video game arcades by April 23, 1999. Additionally, the Agreement provided that, at the Settling States' option, the Tobacco Companies must, at their expense, substitute for tobacco advertising alternative advertising which discourages youth smoking. That alternative advertising must remain in place for the duration of the Tobacco Companies' out-of-home media advertising contracts which existed as of the date of the Agreement. Although the extent of the future impact on operations is not known, the Company has been successful thus far in replacing tobacco advertising in its markets.


12.   SUPPLEMENTAL CASH FLOW INFORMATION

      The following summarizes supplemental cash paid and noncash activities for the years ended December 31, 1999, 1998, and 1997:

                                                1999           1998          1997
                                             -----------   -----------   -----------
      Supplemental disclosure of cash paid
      during the year for interest           $14,812,345   $14,367,555   $13,639,516
                                             ===========   ===========   ===========

13.   SUBSEQUENT EVENT

      On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP, a company with which the Partnership has been doing business for a number of years (Note 3). The aggregate purchase price was $16,575,045.