Form 10-Q
period 2000-03-31
AOA HOLDING LLC
filed 2000-05-04
CIK 1088933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                March 31, 2000



                       AOA HOLDING LLC AND SUBSIDIARIES
            (Exact name of registrant as specified in its charter)

                         Commission File No. 333-82145

             Minnesota                                36-4298658
  (State or other jurisdiction of                   (IRS Employer
  incorporation or organization)                 Identification No.)

                             ____________________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                        -

                        AOA HOLDING LLC AND SUBSIDIARIES
                                     INDEX
                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated  Balance Sheets of  AOA Holding
                 LLC and Subsidiaries as of March 31, 2000
                 (unaudited) and December 31, 1999....................     1

                 Consolidated Statements of Operations of
                 AOA Holding LLC and Subsidiaries
                 for the quarters ended March 31, 2000
                 and 1999 (unaudited).................................     2

                 Consolidated Statement of Changes in Member's
                 Deficit of AOA Holding LLC and Subsidiaries
                 for the three months ended March 31, 2000
                 (unaudited)..........................................     3

                 Consolidated Statements of Cash Flows of
                 AOA Holding LLC and Subsidiaries
                 for the three months ended March 31, 2000
                 and 1999 (unaudited).................................     4

                 Notes to Interim Consolidated Financial Statements
                 of AOA Holding LLC and Subsidiaries (unaudited)......     5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................     7



PART II. OTHER INFORMATION

         Item 1. Legal Proceedings....................................    11
         Item 2. Changes in Securities................................    11
         Item 3. Defaults Upon Senior Securities......................    11
         Item 4. Submission of Matters to a Vote of Security Holders..    11
         Item 5. Other Information....................................    11
         Item 6. Exhibits and Reports on Form 8-K.....................    11

SIGNATURES............................................................    12

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                        March 31,
                                                                          2000             December 31,
                                  ASSETS                               (unaudited)            1999
                                                                       -----------         ------------
Current assets:
   Cash and cash equivalents                                            $   1,732           $   1,616
   Investments                                                              3,472               3,166
   Accounts receivable, less allowance for doubtful accounts of
     $1,234 and $1,167 at March 31, 2000 and December 31, 1999,
     respectively                                                          10,659               9,017
   Receivables from related parties                                         1,316                  45
   Inventories                                                                487                  93
   Prepaid rent                                                             3,295               2,993
   Prepaid expenses                                                           810                 680
                                                                        ---------           ---------

     Total current assets                                                  21,771              17,610

Property, plant and equipment, net                                         58,607              56,526
Intangible assets, net                                                     30,915               9,787
Other assets                                                                   65                  66
                                                                        ---------           ---------

                                                                        $ 111,358           $  83,989
                                                                        =========           =========
                 LIABILITIES AND MEMBER'S DEFICIT

Current liabilities:
   Bank loan                                                            $     706                   -
   Current portion of long-term debt                                          269                   -
   Accounts payable                                                         1,617                 926
   Interest payable                                                           987               4,820
   Accrued expenses and other liabilities                                   3,946               3,361
   Deferred compensation                                                      241                 734
                                                                        ---------           ---------

     Total current  liabilities                                             7,766               9,841


Long-term debt                                                            197,136             168,947
Deferred compensation                                                       7,489               6,226
                                                                        ---------           ---------

     Total liabilities                                                    212,391             185,014

Commitments and contingencies (Note 4)


Member's deficit                                                         (101,033)           (101,025)
                                                                        ---------           ---------


                                                                        $ 111,358           $  83,989
                                                                        =========           =========


See accompanying notes to unaudited interim consolidated financial statements.


                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                    Quarter Ended
                                                                       March 31,
                                                               2000                 1999
                                                            ----------           ----------
Gross Revenues                                              $   17,330           $   16,552
   Less agency commissions                                       1,452                1,503
                                                            ----------           ----------

     Net outdoor advertising revenue                            15,877               15,049

Operating expenses:
   Direct advertising expenses                                   8,476                7,967
   Corporate general and administrative                            705                  594
   Depreciation and amortization                                 1,676                1,857
   Deferred compensation                                           360                  360
                                                            ----------           ----------

     Total operating expenses                                   11,216               10,778
                                                            ----------           ----------

     Operating income                                            4,661                4,271
                                                            ----------           ----------

Other expenses (income):
   Interest expense                                              4,568                3,445
   Interest expense - related parties                              112                    0
   Other (income) expense, net                                     (10)                  12
   Gain on disposals of property, plant
     and equipment, net                                             (1)                  (1)
                                                            ----------           ----------

     Total other expenses                                        4,668                3,456
                                                            ----------           ----------

     Net (loss) income                                      $       (7)          $      815
                                                            ==========           ==========

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
            CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (Unaudited)
                            (Dollars in Thousands)



                                   MEMBER'S
                                    DEFICIT
                                  ----------
BALANCE, DECEMBER 31, 1999        $ (101,025)

NET LOSS                                  (7)

DISTRIBUTIONS                              -
                                  ----------

BALANCE, MARCH 31, 2000           $ (101,032)
                                  ==========



See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                2000              1999
                                                               -------           -------
Cash flows from operating activities:
Net (loss) income                                               $   (7)          $   815
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                              1,554             1,659
       Amortization of intangible assets                           265               333
       Deferred compensation expense                               435               360
       Payments of deferred compensation                          (509)           (3,557)
       Barter income                                               (89)              (82)
       Gain on disposals of property, plant and
         equipment, net                                              -                (1)
       Purchases of investments                                      -              (380)

       Changes in assets and liabilities:
         Increase in accounts receivable, net                   (3,481)             (129)
         Decrease in inventories                                    10                23
         Increase in prepaid rent and other prepaid
          expenses                                                (376)             (262)
         Increase in accounts payable and accrued expense          283               101
         Decrease in interest payable                           (3,832)           (2,687)
                                                               -------           -------

           Net cash used in operating
            activities                                          (5,747)           (3,807)

Cash flows from investing activities:
         Additions to property, plant and equipment             (2,351)           (1,711)
         Proceeds from sale of property,
          plant and equipment                                        7                 8
                                                               -------           -------

           Net cash used in investing
            activities                                          (2,344)           (1,703)

Cash flows from financing activities:
         Payments on long-term debt                             (6,387)           (2,700)
         Advances on revolving line of
          credit                                                14,594             9,412
         Distributions to partners                                   -              (500)
                                                               -------           -------

           Net cash provided by financing activities             8,207             6,212
                                                               -------           -------


           Net increase in cash and cash equivalents               116               702

Cash and cash equivalents at beginning of period                 1,616             1,687
                                                               -------           -------

Cash and cash equivalents at end of period                     $ 1,732           $ 2,389
                                                               =======           =======


See accompanying notes to unaudited interim consolidated financial statements.


                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                 (Unaudited)

(1)  The Limited Liability Corporation

Organization

AOA Holding LLC ("AOA Holding" or the "Company") was incorporated on May 4, 1999, as a Minnesota limited liability company. AOA Holding was formed to acquire the direct individual interests of Stephen Adams in Adams Outdoor Advertising Limited Partnership ("Adams Partnership" or "the Partnership") and Adams Outdoor Advertising Inc. ("Adams Inc.") and to serve as a co-issuer of the 10 3/8% Senior Notes due 2006 (the "Parent Senior Notes") (Note 2). AOA Holding's assets consist of 100% of the outstanding capital stock of Adams Inc., a 0.70% general partnership interest and a 68.3% limited partnership interest in Adams Partnership. Mr. Adams is the sole member of AOA Holding and all operations are conducted through Adams Partnership.

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

In connection with the reorganization, the Adams Partnership agreement was amended to provide that the limited partnership interest of AOA Holding become a "priority" interest whereby all limited partner distributions (other than permitted tax distributions) will be made only to AOA Holding until the notes are paid in full. In recognition of the change in the partnership agreement, the Company paid to the minority limited partners approximately $2.5 million.


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


(4)  Acquisition

On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP Graphics, a company with which the Partnership has been doing business for a number of years. Approximately $21.4 million of goodwill was generated as a result of this purchase. The acquisition was financed by issuing Notes Payable to the owners.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 1999 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, restrictions on outdoor advertising by the tobacco industry, competition and general economic conditions.



Results of Operations

Quarter Ended March 31, 2000 Compared With Quarter Ended March 31, 1999
-----------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended March 31, 2000 of $15.9 million increased by 5.5% from $15.0 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold.

Direct advertising expenses for the quarter ended March 31, 2000 of $8.5 million increased by 6.4% from $8.0 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates.

Corporate general and administrative expenses for the quarter ended March 31, 2000 of $705,000 increased by 18.6% from $594,000 for the comparable period in 1999. This increase was attributable to an increase in travel expenses, as well as the monthly dues paid to the Outdoor Advertising Association of America, which were expensed at the plant level during the first quarter of 1999.

Depreciation and amortization for the quarter ended March 31, 2000 of $1.7 million decreased by 9.7% from $1.9 million for the comparable period in 1999. Depreciation expense decreased due to structures which became fully depreciated at the end of 1999.

Deferred compensation expense for the quarter ended March 31, 2000 of $360,000 did not change from the comparable period in 1999.

Interest expense for the quarter ended March 31, 2000 of $4.7 million increased by 35.8% from $3.4 million for the first quarter of 1999. For the quarters ended March 31, 2000 and March 31, 1999, the effective interest rates were 10.3% and 9.8% on average outstanding balances of $176.3 million and $135.8 million, respectively.

There was a net loss of $7,000 for the quarter ended March 31, 2000 compared to net income of $815,000 for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended March 31, 2000 of $6.7 million increased by 3.2% from $6.5 million for the comparable period in 1999.


Liquidity and Capital Resources

In 1996 the Company's subsidiaries, Adams Outdoor Advertising Limited Partnership, together with Adams Outdoor Advertising Inc. placed $105 million of their 10 3/4% Senior Notes due 2006 issued under an indenture and entered into a Credit Facility (the "Credit Facility). As part of the Refinancing, substantially all of the Company's outstanding debt was refinanced. As a result of the Refinancing, the average maturities of the Company's debt were extended to 2006. In May 1999, AOA Holding, together with its wholly-owned subsidiary, AOA Capital, placed $50 million of Senior Notes at 10 3/8% due 2006 issued under an indenture.

Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. As a result of the Refinancing, the Company's interest expense has increased due to the higher weighted average interest rate.

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash used in operations increased significantly to $5.7 million for the three months ended March 31, 2000 from $3.8 million for the three months ended March 31, 1999 primarily as a result of an increase in Accounts Receivable.

The Company expects that its capital expenditures during 2000 will be approximately $11.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $2.4 million during the three months ended March 31, 2000 compared to $1.7 million during the three months ended March 31, 1999.

At March 31, 2000 and December 31, 1999, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.3 million and $3.8 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the three months ended March 31, 2000, payments of deferred compensation totaled $509,000.

The Company has revolving credit facilities of up to $43.0 million, $35 million secured and $8 million unsecured. At March 31, 2000, the outstanding borrowings were $31.0 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under its credit facilities will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and deferred compensation payments for the next twelve months.


Acquisition

On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP Graphics, a company with which the Partnership has been doing business for a number of years. Approximately $21.4 million of goodwill was generated as a result of this purchase. The acquisition was financed by issuing Notes Payable to the owners.


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

Year 2000 Compliance

Overview

  The "Year 2000 issue" has had no significant effect on the Company, and the Company does not believe that a significant future impact is likely.


New Accounting Standards

  In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - An Amendment to FASB Statement No. 133. This statement delayed the effective date of SFAS No. 133 for one year and is effective for the Company beginning January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting SFAS No. 133 and has not determined the timing or method of its adoption, however it is not expected that adoption will have a material impact on earnings.

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

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 4, 2000        AOA HOLDING LLC




                              By   /s/  J. Kevin Gleason
                                  ----------------------
                                  J. Kevin Gleason
                                  President and Chief Executive Officer


                              By   /s/ Abe Levine
                                  ----------------------
                                  Abe Levine
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)