Form 10-Q
period 2000-06-30
AOA HOLDING LLC
filed 2000-08-14
CIK 1088933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 June 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X   NO
                                        --

                        AOA HOLDING LLC AND SUBSIDIARIES
                                     INDEX

                                                                                           Page Number
                                                                                           -----------
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated  Balance Sheets of  AOA Holding LLC and Subsidiaries
              as of June 30, 2000 (unaudited) and December 31, 1999............................  1

              Consolidated Statements of Operations of AOA Holding LLC and
              Subsidiaries for the quarters and six months ended June 30, 2000 and 1999 (unaudited).............................................................  2

              Consolidated Statement of Changes in Member's Deficit of AOA
              Holding LLC and Subsidiaries for the six months ended June 30, 2000
              (unaudited)......................................................................  3

              Consolidated Statements of Cash Flows of AOA Holding LLC and Subsidiaries
              for the six months ended June 30, 2000 and 1999 (unaudited)......................  4

              Notes to Interim Consolidated Financial Statements of AOA Holding LLC and
              Subsidiaries (unaudited).........................................................  5

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................  7

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings................................................................ 12
     Item 2.  Changes in Securities............................................................ 12
     Item 3.  Defaults Upon Senior Securities.................................................. 12
     Item 4.  Submission of Matters to a Vote of Security Holders.............................. 12
     Item 5.  Other Information................................................................ 12
     Item 6.  Exhibits and Reports on Form 8-K................................................. 12

SIGNATURES..................................................................................... 13

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               June 30,
                                                                                 2000        December 31,
                        ASSETS                                                (unaudited)        1999
                                                                              -----------     -----------
Current assets:
    Cash and cash equivalents                                                  $  2,463        $  1,616
    Investments                                                                   3,174           3,166
    Accounts receivable, less allowance for doubtful accounts of
     1,296 and $1,167 at June 30, 2000 and December 31, 1999, respectively       12,978           9,017
    Receivables from related parties                                                 15              45
    Inventories                                                                     522              93
    Prepaid rent                                                                  3,668           2,993
    Prepaid expenses                                                              1,055             680
                                                                               --------        --------
      Total current assets                                                       23,875          17,610

Property, plant and equipment, net                                               62,869          56,526
Intangible assets, net                                                           46,752           9,787
Other assets                                                                          -              66
                                                                               --------        --------
                                                                               $133,496        $ 83,989
                                                                               ========        ========
                    LIABILITIES AND MEMBER'S DEFICIT

Current liabilities:
    Bank loan                                                                  $    188       $      -
    Current portion of long-term debt                                             1,050              -
    Accounts payable                                                              1,276            926
    Interest payable                                                              5,022          4,820
    Accrued expenses and other liabilities                                        3,629          3,361
    Deferred compensation                                                           241            734
                                                                               --------       --------
      Total current liabilities                                                  11,406          9,841

Long-term debt, less current portion                                            213,847        168,947
Deferred compensation                                                             6,718          6,226
                                                                               --------       --------
      Total liabilities                                                         231,971        185,014

Commitments and contingencies (Note 4)

Member's deficit                                                                (98,475)      (101,025)
                                                                               --------      ---------
                                                                               $133,496      $  83,989
                                                                               ========      =========

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                             (Dollars in Thousands)


                                               Quarter Ended        Six Months Ended
                                                  June 30,              June 30,
                                              2000       1999        2000       1999
                                            --------   --------    --------   --------
Gross Revenues                              $23,605    $19,374     $40,935    $35,926
  Less agency commissions                     1,995      1,761       3,447      3,264
                                            -------    -------     -------    -------
   Net outdoor advertising revenue           21,610     17,613      37,488     32,662

Operating expenses:
  Direct advertising expenses                10,504      8,308      18,980     16,275
  Corporate general and administrative          870        704       1,575      1,298
  Depreciation and amortization               1,785      1,907       3,460      3,764
  Deferred compensation                         360        510         720        870
                                            -------    -------     -------    -------
   Total operating expenses                  13,519     11,429      24,735     22,207
                                            -------    -------     -------    -------
   Operating income                           8,091      6,184      12,753     10,455
                                            -------    -------     -------    -------
Other expenses (income):
   Interest expense                           4,871      3,975       9,439      7,420
   Interest expense - related parties           492          0         604          0
   Payments to partners                           0      2,500           0      2,500
   Other expenses (income), net                  53        (26)         43        (14)
   Loss on disposals of property, plant
    and equipment, net                           49         22          48         21
                                            -------    -------     -------    -------
    Total other expenses                      5,465      6,471      10,134      9,927
                                            -------    -------     -------    -------
    Income before taxes                       2,626       (287)      2,619        528

    Income tax provision                         69          0          69          0
                                            -------    -------     -------    -------
    Net income                              $ 2,557    $  (287)    $ 2,550    $   528
                                            =======    =======     =======    =======

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                  (Unaudited)
                            (Dollars in Thousands)

                                                        MEMBER'S
                                                        DEFICIT
                                                      ------------
BALANCE, DECEMBER 31, 1999                             $(101,025)

NET INCOME                                                 2,550

DISTRIBUTIONS                                                  -
                                                       ---------
BALANCE, JUNE 30, 2000                                 $ (98,475)
                                                       =========

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                       2000       1999
                                                                     --------   --------
Cash flows from operating activities:
   Net  income                                                       $  2,550   $    528
   Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation                                                       3,189      3,354
     Amortization of intangible assets                                    257        684
     Deferred compensation expense                                        720        870
     Payments of deferred compensation                                   (683)    (3,678)
     Barter income                                                       (123)       (55)
     Loss on disposals of property, plant and
      equipment, net                                                       48         21
     Purchases of investments                                               -       (380)

     Changes in assets and liabilities:
      Increase in accounts receivable, net                             (4,387)    (1,527)
      Increase in inventories                                             (25)        (4)
      Increase in prepaid rent and other prepaid expenses                (789)      (336)
      Increase in other assets                                              -         (2)
      (Decrease) increase in accounts payable and accrued expenses       (469)       160
      Increase in interest payable                                        202        388
                                                                     --------    -------
       Net cash provided by operating activities                          490         23

Cash flows from investing activities:
     Additions to property, plant and equipment                        (6,137)    (4,856)
     Proceeds from sale of property, plant
      and equipment                                                       490          8
     Purchase of Horizon Outdoor, net of cash acquired                (15,368)         -
     HSP purchase price adjustment                                     (1,341)         -
                                                                     --------    -------
      Net cash used in investing activities                           (22,356)    (4,848)

Cash flows from financing activities:
     Debt financing costs                                                (307)    (1,494)
     Payments on long-term debt                                       (23,260)   (18,240)
     Advances on revolving line of credit                              46,280      9,412
     Proceeds from long-term debt                                           -     50,000
     Distributions to partners                                              -    (33,501)
                                                                     --------    -------
      Net cash provided by financing activities                        22,713      6,177
                                                                     --------    -------
      Net increase in cash and cash equivalents                           847      1,352

Cash and cash equivalents at beginning of period                        1,616      1,687
                                                                     --------   --------
Cash and cash equivalents at end of period                           $  2,463   $  3,039
                                                                     ========   ========

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                 (Unaudited)

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


(4)  Acquisitions

On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP Graphics, a company with which the Partnership has been doing business for a number of years. The total purchase price was $21.0 million. Approximately $21.4 million of goodwill was recorded as a result of this purchase, which will be amortized over a period of 20 years. The acquisition was financed by issuing Notes Payable to the former owners, which are payable over a 1 year period.

On June 28, 2000, the Partnership acquired all of the outstanding stock of Horizon Outdoor, an outdoor advertising company in Charlotte, NC, for $15.5 million in cash at closing and $1.5 million in cash to be paid over the next 18 months. Approximately $14.2 million of goodwill was generated as a result of this purchse, which will be amortized over a period of 20 years. The acquisition was financed by borrowing against the Partnership's revolving line of credit.

The above purchase price allocations under Accounting Principles Board Opinion No. 16, "Business Combinations", were based on preliminary information. Subsequent adjustments may be made.

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


Results of Operations

Quarter Ended June 30, 2000 Compared With Quarter Ended June 30, 1999
---------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended June 30, 2000 of $21.6 million increased by 22.7% from $17.6 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP Graphics.

Direct advertising expenses for the quarter ended June 30, 2000 of $10.5 million increased by 26.4% from $8.3 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP Graphics.

Corporate general and administrative expenses for the quarter ended June 30, 2000 of $870,000 increased by 23.6% from $704,000 for the comparable period in 1999. This increase was attributable to an increase in travel expenses and corporate taxes, as well as the monthly dues paid to the Outdoor Advertising Association of America, which were expensed at the plant level during the second quarter of 1999.

Depreciation and amortization for the quarter ended June 30, 2000 of $1.8 million decreased by 6.4 % from $1.9 million for the comparable period in 1999. Depreciation expense decreased due to structures which became fully depreciated at the end of 1999.

Deferred compensation expense for the quarter ended June 30, 2000 of $360,000 decreased by 29.4% from $510,000 for the comparable period in 1999.

Interest expense for the quarter ended June 30, 2000 of $5.4 million increased by 34.9% from $4.0 million for the second quarter of 1999. For the quarters ended June 30, 2000 and June 30, 1999, the effective interest rates were 10.1% and 10.2%, respectively, on average outstanding balances of $200.2 million and $151.9 million, respectively.

Net income for the quarter ended June 30, 2000 increased to $2.6 million from a net loss of $287,000 for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended June 30, 2000 of $10.2 million increased by 19.0% from $8.6 million for the comparable period in 1999.


Results of Operations

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999
---------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the six months ended June 30, 2000 of $37.5 million increased by 14.8% from $32.7 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP Graphics since the purchase date.

Direct advertising expenses for the six months ended June 30, 2000 of $19.0 million increased by 16.6% from $16.3 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP Graphics since the purchase date.

Corporate general and administrative expenses for the six months ended June 30, 2000 of $1.6 million increased by 21.3% from $1.3 million for the comparable period in 1999. This increase was attributable to an increase in travel expenses and corporate taxes, as well as the monthly dues paid to the Outdoor Advertising Association of America, which were expensed at the plant level during the first six months of 1999.

Depreciation and amortization for the six months ended June 30, 2000 of $3.5 million decreased by 8.1% from $3.8 million for the comparable period in 1999. Depreciation expense decreased due to structures which became fully depreciated at the end of 1999.

Deferred compensation expense for the six months ended June 30, 2000 of $720,000 decreased by 17.2% from $870,000 for the comparable period in 1999.

Interest expense for the six months ended June 30, 2000 of $10.0 million increased by 35.4% from $7.4 million for the comparable period in 1999. For the six months ended June 30, 2000 and June 30, 1999, the effective interest rates were 10.2% and 10.0%, respectively, on average outstanding balances of $188.3 million and $143.9 million, respectively.

Net income for the six months ended June 30, 2000 increased to $2.6 million from $528,000 for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the six months ended June 30, 2000 of $16.9 million increased by 12.2% from $15.1 million for the comparable period in 1999.


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

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations increased significantly to $490,000 for the six months ended June 30, 2000 from $23,000 for the six months ended June 30, 1999 primarily as a result of payments made to the Adams Outdoor Advertising Limited Partnership minority limited partners.

The Company expects that its capital expenditures during 2000 will be approximately $11.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $6.1 million during the six months ended June 30, 2000 compared to $4.9 million during the six months ended June 30, 1999.

At June 30, 2000 and December 31, 1999, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $3.8 million in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the six months ended June 30, 2000, payments of deferred compensation totaled $730,000.

The Company has revolving credit facilities of up to $65 million, $35 million secured and $30 million unsecured. At June 30, 2000, the outstanding borrowings were $56.8 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

The Company believes that net cash provided from operations and available credit under its credit facilities will be sufficient to meet its cash needs for its current operations, required debt payments, anticipated capital expenditures and deferred compensation payments for the next twelve months.


Acquisitions

On March 9, 2000, two indirect wholly-owned subsidiaries of the Partnership together acquired all of the outstanding stock of HSP Graphics, a company with which the Partnership has been doing business for a number of years. The total purchase price was $21.0 million. Approximately $21.4 million of goodwill was recorded as a result of this purchase, which will be amortized over a period of 20 years. The acquisition was financed by issuing Notes Payable to the former owners, which are payable over a 1 year period.

On June 28, 2000, the Partnership acquired all of the outstanding stock of Horizon Outdoor, an outdoor advertising company in Charlotte, NC, for $15.5 million in cash at closing and $1.5 million in cash to be paid over the next 18 months. Approximately $14.2 million of goodwill was generated as a result of this purchse, which will be amortized over a period of 20 years. The acquisition was financed by borrowing against the Partnership's revolving line of credit.

The above purchase price allocations under Accounting Principles Board Opinion No. 16, "Business Combinations", were based on preliminary information. Subsequent adjustments may be made.


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

Date:  August 14, 2000        AOA HOLDING LLC




                                By  /s/  J. Kevin Gleason
                                  ----------------------------
                                  J. Kevin Gleason
                                  President and Chief Executive Officer


                                By   /s/ Abe Levine
                                  ----------------------------
                                  Abe Levine
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)