Form 10-Q
period 2000-09-30
AOA HOLDING LLC
filed 2000-11-14
CIK 1088933

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C.  20549

                                 FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                              September 30, 2000

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
                         10 3/8% Senior Notes Due 2006



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---     ---

                        AOA HOLDING LLC AND SUBSIDIARIES
                                     INDEX
                                                                  Page Number
                                                                  -----------
PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated  Balance Sheets of  AOA Holding LLC and
          Subsidiaries as of September 30, 2000 (unaudited) and
          December 31, 1999...........................................   1

          Consolidated Statements of Operations of
          AOA Holding LLC and Subsidiaries for the quarters and nine
          months ended September 30, 2000 and 1999 (unaudited)........   2

          Consolidated Statement of Changes in Member's
          Deficit of AOA Holding LLC and Subsidiaries
          for the nine months ended September 30, 2000 (unaudited)....   3

          Consolidated Statements of Cash Flows of AOA Holding LLC and Subsidiaries for the nine months ended September 30, 2000
          and 1999 (unaudited)........................................   4

          Notes to Interim Consolidated Financial Statements of
          AOA Holding LLC and Subsidiaries (unaudited)................   5

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................   7



PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings..........................................   12
 Item 2.  Changes in Securities......................................   12
 Item 3.  Defaults Upon Senior Securities............................   12
 Item 4.  Submission of Matters to a Vote of Security Holders........   12
 Item 5.  Other Information..........................................   12
 Item 6.  Exhibits and Reports on Form 8-K...........................   12

SIGNATURES...........................................................   13

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                                            September 30,
                                                                                                2000                 December 31,
                    ASSETS                                                                   (unaudited)                1999
                                                                                         -------------------      -----------------
Current assets:
   Cash and cash equivalents                                                                  $  1,934                  $   1,616
   Investments                                                                                   2,937                      3,166
   Accounts receivable, less allowance for doubtful accounts of
     $1,365 and $1,167 at September 30, 2000 and December 31, 1999,
     respectively                                                                               14,947                      9,017
   Receivables from related parties                                                                  8                         45
   Inventories                                                                                     459                         93
   Prepaid rent                                                                                  3,903                      2,993
   Prepaid expenses                                                                                850                        680
                                                                                              --------                  ---------

     Total current assets                                                                       25,038                     17,610

Property, plant and equipment, net                                                              61,104                     56,526
Intangible assets, net                                                                          43,428                      9,787
Other assets                                                                                        60                         66
                                                                                              --------                  ---------

                                                                                              $129,630                  $  83,989
                                                                                              ========                  =========
                                                 LIABILITIES AND MEMBER'S DEFICIT

Current liabilities:
   Bank loan                                                                                  $    301                  $      -
   Current portion of long-term debt                                                             5,136                         -
   Accounts payable                                                                              1,846                        926
   Interest payable                                                                              1,339                      4,820
   Accrued expenses and other liabilities                                                        3,843                      3,361
   Deferred compensation                                                                           241                        734
                                                                                              --------                  ----------

     Total current liabilities                                                                  12,706                      9,841

Long-term debt, less current portion                                                           206,439                    168,947
Deferred compensation                                                                            6,991                      6,226
                                                                                              --------                  ---------

     Total liabilities                                                                         226,136                    185,014

Commitments and contingencies (Note 4)


Member's deficit                                                                               (96,506)                   (101,025)
                                                                                              --------                  ----------


                                                                                              $129,630                  $   83,989
                                                                                              ========                  ==========

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                        Quarter Ended                         Nine Months Ended
                                                                         September 30,                           September 30,
                                                                 2000                  1999                  2000           1999
                                                               -------               -------               -------        -------
Gross Revenues                                                 $26,051               $20,226               $66,986        $56,152
   Less agency commissions                                       2,029                 1,858                 5,476          5,122
                                                               -------               -------               -------        -------
     Net outdoor advertising revenue                            24,022                18,368                61,510         51,030


Operating expenses:
   Direct advertising expenses                                  11,849                 8,499                30,829         24,774
   Corporate general and
    administrative                                                 807                   946                 2,382          2,244
   Depreciation and amortization                                 2,508                 1,466                 5,968          5,231
   Deferred compensation                                           510                   360                 1,230          1,230
                                                               -------               -------               -------        -------
     Total operating expenses                                   15,674                11,271                40,409         33,479
                                                               -------               -------               -------        -------
     Operating income                                            8,348                 7,097                21,101         17,551
                                                               -------               -------               -------        -------
Other expenses (income):
   Interest expense                                              5,544                 4,581                14,983         12,001
   Interest expense - related parties                              697                     -                 1,301              -
   Payments to partners                                              -                     -                     -          2,500
   Other (income) expenses, net                                    (19)                    4                    24            (10)
   Loss (gain) on disposal of
    property, plant and equipment, net                               1                   (63)                   49            (42)
                                                               -------               -------               -------        -------
     Total other expenses                                        6,224                 4,522                16,358         14,449
                                                               -------               -------               -------        -------
     Income before taxes and
      extraordinary loss on early extinguishment of              2,124                 2,575                 4,743          3,102
        debt

     Extraordinary loss on early
      extinguishment of debt                                         -                  (194)                    -           (194)
     Income tax provision                                          155                     -                   224              -
                                                               -------               -------               -------        -------
     Net income                                                $ 1,969               $ 2,381               $ 4,519        $ 2,908
                                                               =======               =======               =======        =======

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (Unaudited)
                            (Dollars in Thousands)



                                                      MEMBER'S
                                                       DEFICIT
                                                      ---------

BALANCE, DECEMBER 31, 1999                            $(101,025)

NET INCOME                                                4,519

DISTRIBUTIONS                                                 -
                                                      ---------

BALANCE, SEPTEMBER 30, 2000                           $ (96,506)
                                                      =========




See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (Dollars in Thousands)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 2000                1999
                                                                               --------            ----------
Cash flows from operating activities:
   Net Income                                                                  $  4,519              $  2,908
   Adjustments to reconcile net income to cash
     provided by operating activities:
       Depreciation                                                               4,803                 4,559
       Amortization of intangible assets                                          1,165                 1,088
       Deferred compensation expense                                              1,230                 1,230
       Payments of deferred compensation                                           (683)               (4,044)
       Barter (income) loss                                                        (123)                   27
       Loss (gain) on disposals of property, plant and
         equipment, net                                                              49                   (42)
       Purchases of investments                                                       -                  (598)
       Extraordinary loss                                                             -                   194

       Changes in assets and liabilities:
         Increase in accounts receivable, net                                    (6,347)               (1,504)
         Decrease in inventories                                                     38                     6
         Increase in prepaid rent and other prepaid expenses                       (881)                 (522)
         Increase in other assets                                                     -                  (144)
         Increase in accounts payable and accrued expenses                          316                   527
         Decrease in interest payable                                            (3,481)               (2,549)
                                                                               --------            ----------

           Net cash provided by operating activities                                605                 1,136

Cash flows from investing activities:
         Additions to property, plant and equipment                              (5,986)               (7,055)
         Proceeds from sale of property, plant
            and equipment                                                           490                    71
         Purchase of Horizon Outdoor, net of cash acquired                      (15,369)                    -
         HSP purchase price adjustment                                            1,653                     -
                                                                               --------            ----------

           Net cash used in investing activities                                (19,211)               (6,984)

Cash flows from financing activities:
       Debt financing costs                                                        (886)               (1,846)
       Payments on long-term debt                                               (32,937)              (27,119)
       Advances on revolving line of credit                                      52,748                20,688
       Premium on Senior Notes redemption                                             -                  (194)
       Proceeds from long-term debt                                                   -                50,000
       Distributions to partners                                                      -               (33,999)
                                                                               --------            ----------

         Net cash provided by financing activities                               18,925                 7,530
                                                                               --------            ----------


               Net increase in cash and cash equivalents                            318                 1,682


Cash and cash equivalents at beginning of period                                  1,616                 1,687
                                                                               --------            ----------

Cash and cash equivalents at end of period                                     $  1,934              $  3,369
                                                                               ========            ==========


See accompanying notes to unaudited interim consolidated financial statements.

                                       4



                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (Unaudited)

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

On June 28, 2000, the Partnership acquired all of the outstanding stock of Horizon Outdoor, an outdoor advertising company in Charlotte, NC, for $15.5 million in cash at closing and $1.5 million in cash to be paid over the next 18 months. Approximately $14.2 million of goodwill was generated as a result of this purchase, which will be amortized over a period of 20 years. The acquisition was financed by borrowing against the Partnership's revolving line of credit.

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


Results of Operations

Quarter Ended September 30, 2000 Compared With Quarter Ended September 30, 1999
-------------------------------------------------------------------------------

Net revenues (gross revenues net of agency commissions) for the quarter ended September 30, 2000 of $24.0 million increased by 30.8% from $18.4 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP Graphics.

Direct advertising expenses for the quarter ended September 30, 2000 of $11.8 million increased by 39.4% from $8.5 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP Graphics.

Corporate general and administrative expenses for the quarter ended September 30, 2000 of $807,000 decreased by 14.6% from $946,000 for the comparable period in 1999. This decrease was attributable to a decrease in corporate taxes, directors' fees and managers' meeting expenses for the third quarter of 2000.

Depreciation and amortization for the quarter ended September 30, 2000 of $2.5 million increased by 71.1% from $1.5 million for the comparable period in 1999. Depreciation expense increased due to acquisitions and new builds, and amortization expense increased due to the amortization of goodwill for HSP Graphics and Horizon Outdoor Advertising.

Deferred compensation expense for the quarter ended September 30, 2000 of $510,000 increased by 41.7% from $360,000 for the comparable period in 1999.

Interest expense for the quarter ended September 30, 2000 of $6.2 million increased by 36.2% from $4.6 million for the third quarter of 1999. For the quarters ended September 30, 2000 and September 30, 1999, the effective interest rates were 10.7% and 10.2%, respectively, on average outstanding balances of $208.5 million and $173.8 million, respectively.

During the quarter ended September 30, 1999, the Company incurred an extraordinary loss of $194,000 on the early extinguishment of $3.3 million of its Senior Notes.

Net income for the quarter ended September 30, 2000 decreased to $2.0 million from $2.4 million for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended September 30, 2000 of $11.4 million increased by 27.4% from $8.9 million for the comparable period in 1999.



Results of Operations

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September
------------------------------------------------------------------------------
30, 1999
--------

Net revenues (gross revenues net of agency commissions) for the nine months ended September 30, 2000 of $61.5 million increased by 20.5% from $51.0 million for the comparable period in 1999. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP Graphics since the purchase date.

Direct advertising expenses for the nine months ended September 30, 2000 of $30.8 million increased by 24.4% from $24.8 million for the comparable period in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP Graphics since the purchase date.

Corporate general and administrative expenses for the nine months ended September 30, 2000 of $2.4 million increased by 6.1% from $2.2 million for the comparable period in 1999. This increase was attributable to an increase in corporate taxes, as well as the monthly dues paid to the Outdoor Advertising Association of America, which were expensed at the plant level during the first nine months of 1999.

Depreciation and amortization for the nine months ended September 30, 2000 of $6.0 million increased by 14.1% from $5.2 million for the comparable period in 1999, primarily due to the amortization of goodwill for HSP Graphics and Horizon Outdoor Advertising.

Deferred compensation expense for the nine months ended September 30, 2000 of $1.2 million did not change from the comparable period in 1999.

Interest expense for the nine months ended September 30, 2000 of $16.3 million increased by 35.7% from $12.0 million for the comparable period in 1999. For the nine months ended September 30, 2000 and September 30, 1999, the effective interest rates were 10.4% and 10.1%, respectively, on average outstanding balances of $195.0 million and $153.9 million, respectively.

During the nine months ended September 30, 1999, the Company incurred an extraordinary loss of $194,000 on the early extinguishment of $3.3 million of its Senior Notes.

Net income for the nine months ended September 30, 2000 increased to $4.5 million from $2.9 million for the comparable period in 1999 as a result of the items discussed above.

Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the nine months ended September 30, 2000 of $28.3 million increased by 17.9% from $24.0 million for the comparable period in 1999.


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

The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash provided by operations decreased significantly to $605,000 for the nine months ended September 30, 2000 from $1.1 million for the nine months ended September 30, 1999.

The Company expects that its capital expenditures during 2000 will be approximately $11.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $6.0 million during the nine months ended September 30, 2000 compared to $7.1 million during the nine months ended September 30, 1999.

At September 30, 2000 and December 31, 1999, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $4.3 million and $3.8 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the nine months ended September 30, 2000, payments of deferred compensation totaled $730,000.

The Company has revolving credit facilities of up to $65 million, $35 million secured and $30 million unsecured. At September 30, 2000, the outstanding borrowings were $58.5 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

On June 28, 2000, the Partnership acquired all of the outstanding stock of Horizon Outdoor, an outdoor advertising company in Charlotte, NC, for $15.5 million in cash at closing and $1.5 million in cash to be paid over the next 18 months. Approximately $14.2 million of goodwill was generated as a result of this purchase, which will be amortized over a period of 20 years. The acquisition was financed by borrowing against the Partnership's revolving line of credit.

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

Date:  November 14, 2000       AOA HOLDING LLC




                               By   /s/  J. Kevin Gleason
                                    ---------------------
                                    J. Kevin Gleason
                                    President and Chief Executive Officer


                               By   /s/ Abe Levine
                                    --------------
                                    Abe Levine
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)