Form 10-K
period 2000-12-31
AOA HOLDING LLC
filed 2001-04-02
CIK 1088933

ANNUAL REPORT

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                         Commission File No. 333-82145

                        AOA HOLDING LLC AND SUBSIDIARIES
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Minnesota                                            36-4298658
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                            Identification No.)



1380 West Paces Ferry Road, N.W., Suite 170, South Wing,  Atlanta, GA   30327
--------------------------------------------------------------------------------
        (Address of principal executive offices)                      (Zip Code)


Registrants' telephone number, including area code   (404) 233-1366
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. (Applicable only to Adams Outdoor Advertising, Inc.)

Class               Outstanding as of  April 2, 2001
-----               --------------------------------
Common Stock,
$.001 par value     10,000

                                    CONTENTS
                                    --------


                                     PART I

         The Limited Liability Corporation
           Organization..............................................   1
           Offering..................................................   1

ITEM 1.  Business
           General....................................................  2
           History....................................................  2
           Industry Overview..........................................  2
           Business Strategy..........................................  3
           Markets....................................................  4
           Sales and Marketing........................................  6
           Local Market Operations....................................  7
           Competition................................................  8
           Government Regulation......................................  8
           Employees..................................................  9

ITEM 2.  Facilities...................................................  9
ITEM 3.  Legal Proceedings............................................  9
ITEM 4.  Submission of Matters to a Vote of Security Holders.......... 10

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.......................................... 10
ITEM 6.  Selected Financial Data...................................... 10
ITEM 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
           General.................................................... 12
           Acquisitions............................................... 14
           Results of Operations...................................... 14
           Liquidity and Capital Resources............................ 16
           Impact of Inflation........................................ 17
           Seasonality................................................ 17
           Forward Looking Statements................................. 17
ITEM 7a. Quantitative and Qualitative Disclosures about
          Market Risk................................................. 17
ITEM 8.  Financial Statements and Supplementary Data.................. 18
ITEM 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure......................... 18

                                    PART III

ITEM 10. Management
           Executive Officers and Directors........................... 18
           Other Significant Management Personnel..................... 19
ITEM 11. Executive Compensation....................................... 21
ITEM 12. Security Ownership of Certain Beneficial Owners
          and Management.............................................. 23
ITEM 13. Certain Relationships and Related Transactions............... 23

                                    PART IV

ITEM 14. Exhibits, Financial Statements, Schedules
          and Reports on Form 8-K..................................... 24

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

Item 1

BUSINESS

General

  The Partnership is the sixth largest owner and operator of outdoor advertising structures in the United States. Adams Outdoor Advertising, Inc. is the managing general partner of the Partnership. The Partnership provides outdoor advertising services to fourteen markets and surrounding areas in the Midwest, Southeast and mid-Atlantic states: Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 2000, the Partnership operated, in the aggregate, 9,969 advertising displays, including 2,867 painted bulletins, 6,900 30-sheet posters, and 202 junior (8-sheet) posters.


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


Industry Overview

  Outdoor advertising is one of several major advertising media that includes television, radio, newspapers and magazines, among others. According to the Outdoor Advertising Association of America, Inc. ("OAAA"), an industry trade association, outdoor advertising in the United States generated total revenues of approximately $3.1 billion in 2000, a 52.1% increase over 1999. Because of its repetitive impact and relatively low cost-per-thousand impressions (a commonly used media standard), outdoor advertising is attractive to both large national advertisers and smaller local and regional businesses.

  The principal outdoor advertising display is the billboard, of which there are three standardized formats:

 . Painted bulletins are generally 14 feet high and 48 feet wide (672 square feet) and consist of panels or a single sheet of vinyl that are hand painted at the facilities of the outdoor advertising company or computer painted in accordance with design specifications supplied by the advertiser. The panels or vinyl are then transported to the billboard site and mounted to the face of the display. On occasion, to attract more attention, some of the displays are designed to extend beyond the linear edges of the display face and may include three-dimensional embellishments for which the outdoor advertising company often receives additional revenue. Because of painted bulletins' greater impact and higher cost relative to other types of billboards, they are usually located near major highways, and space is usually sold to advertisers for periods of four to twelve months.

 . 30-sheet posters are generally 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Lithographed or silk-screened paper sheets that are supplied by the advertiser are pre-pasted and packaged in airtight bags by the outdoor advertising company and applied, like wallpaper, to the face of the display. The 30-sheet posters are concentrated on major traffic arteries and space is usually sold to advertisers for periods of one to twelve months.

 . Junior (8-sheet) posters are usually 6 feet high by 12 feet wide (72 square feet). The displays are prepared and mounted in the same manner as 30-sheet posters. Most junior posters, because of their smaller size, are generally concentrated on city streets and are targeted at pedestrian traffic. Space on junior posters is usually sold to advertisers for periods of one to twelve months.

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

  According to the OAAA, the top ten categories of businesses ranked by outdoor advertising expenditures for 2000 were local services and amusements, retail establishments, public transportation/hotels and resorts, media and advertising, restaurants, automotive dealers and services, automotive accessories and equipment, insurance and real estate, telecommunications and financial.


Business Strategy

  The Company's strategy is to focus its operations on providing value-added outdoor advertising services to advertisers in medium-sized markets in which it is or could be the leading provider of such services. The Company believes that its focus on medium-sized markets allows it to achieve a dominant share of outdoor advertising revenues and display faces within those markets. The Company also believes that by educating current and potential customers on the effectiveness of the outdoor medium, it has a significant opportunity to gain a larger share of overall advertising expenditures. The Company's business strategy comprises the following elements:

  . Focus marketing efforts on local and regional advertisers in order to develop and maintain a diverse client base and to limit reliance on national advertising accounts. The Company believes that focusing on local and regional advertisers helps generate stable revenue growth and reduce its reliance on any single local economy or industry segment.

  . Take advantage of recent technological advances in computer and printing technology, which allow the Company to provide higher quality reproduction to its customers, thereby attracting new advertisers to the outdoor medium.

  . Raise potential customers' awareness of the reach, impact and value of outdoor advertising and convince customers to use outdoor advertising as an integral part of their advertising plan.

  . Continue to enhance sales, marketing and customer service capabilities. The
    Company's salespersons are paid pursuant to a performance-based compensation system and supervised by a local sales manager executing a coordinated marketing plan.

  . Increase revenues from existing display faces by developing programs that maximize advertising rates and optimize occupancy levels in each market. In addition, the Company also plans to continue to pursue new advertising categories, such as transit buses and passenger shelters, to further diversify the Company's revenue base.

  . Expand operations within the Company's markets through construction of new display faces and the upgrading of existing displays, placing an emphasis on painted bulletins, which generally command higher rates and longer contracts from advertisers.

  . Pursue strategic acquisitions of outdoor displays in existing and contiguous markets and capitalize on the efficiencies, economies of scale and significant opportunities for inter-market cross-selling that are associated with operating in proximate or contiguous geographic markets.

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

  The following table sets forth information as of December 31, 2000 with respect to each of the Company's markets, including the ADI (as defined herein) rank of that market and the number of each display type operated by the Company in that market:

                                            ADI             Painted       30-Sheet      8-Sheet
                                         ----------        ---------      --------      -------
Market                                   Ranking(a)        Bulletins       Posters      Posters      Total
------                                   ----------        ---------      --------      -------      -----
Charlotte, NC.....................           28               889           851            36        1,776
Lansing, MI.......................          107               330           523            --          853
Jackson, MI (b)...................           --               138           468            --          606
Kalamazoo, MI.....................           38               288           738            --        1,026
Lehigh Valley, PA (c).............            4               197           785            --          982
Madison, WI.......................           84                71           248            --          319
Norfolk, VA.......................           41               140           623            29          792
Peoria, IL........................          112                74           343            26          443
Minneapolis, MN...................           13               117            --            --          117
Northeast PA......................            4                91           588            --          679
South Carolina....................          103               532         1,733           111        2,376
                                                            -----         -----           ---        -----
             Total................                          2,867         6,900           202        9,969
                                                            =====         =====           ===        =====

--------------
(a) Indicates the market rank of the area of dominant influence ("ADI"), as determined by The Arbitron Company, within which the office is located. ADIs are ranked based on population, with the market having the largest population ranked first. ADI rank is the standard measure of market size used by the media industry.
(b)  The Jackson, MI market is included in the Lansing, MI ADI ranking.
(c) The Lehigh Valley market is included in the Philadelphia ADI ranking. According to the U.S. Census Bureau, the Lehigh Valley market was the 86th largest metropolitan statistical area in the United States at December 31, 1990, the latest date for which such information is available.

  The following tables set forth information with respect to the net revenues, operating income and operating margins for the Company's displays in each of its markets for each of the past five years. Amounts presented for Northeast PA and South Carolina include results from their acquisition dates of November 8, 1996 and December 2, 1996, respectively, through December 31, 2000.

                                  Net Revenues

                                                           Year Ended December 31,
                                         -----------------------------------------------------------
          Market                           2000        1999         1998          1997        1996
         --------                        -------      -------      -------      -------      -------
                                                            (dollars in thousands)
Charlotte, NC.....................       $16,166      $13,925      $12,932      $11,882      $10,499
Lansing, MI.......................         7,629        7,755        7,059        5,965        8,683
Jackson, MI (a)...................         4,478        3,937        3,660        3,331           --
Kalamazoo, MI.....................         8,280        7,634        7,094        6,460        5,628
Lehigh Valley, PA.................         8,396        7,487        7,113        6,461        6,293
Madison, WI.......................         4,437        4,041        3,951        3,782        3,430
Norfolk, VA.......................         7,013        6,634        6,980        6,065        6,359
Peoria, IL........................         3,399        3,116        3,266        3,016        2,836
Minneapolis, MN...................         4,482        3,803        3,710        3,274        2,930
Northeast PA......................         2,663        2,709        2,685        2,212          273
South Carolina....................         6,854        6,999        6,119        4,837          329
HSP Graphics......................         6,887           --           --           --           --
                                         -------      -------      -------      -------      -------
             Total................       $80,684      $68,040      $64,569      $57,285      $47,260
                                         =======      =======      =======      =======      =======

(a)   The 1996 figures for Jackson, MI are included with Lansing, MI.

                                Operating Income

                                                           Year Ended December 31,
                                         -----------------------------------------------------------
          Market                           2000        1999         1998          1997        1996
         --------                        -------      -------      -------      -------      -------
                                                            (dollars in thousands)
Charlotte, NC.....................      $ 9,393       $ 7,745      $ 6,322      $ 5,425      $ 4,251
Lansing, MI.......................        3,178         3,017        2,479        1,332        3,738
Jackson, MI (a)...................        2,130         1,681        1,570        2,304           --
Kalamazoo, MI.....................        4,080         3,552        3,141        2,646        2,409
Lehigh Valley, PA.................        4,343         3,624        3,107        2,500        2,495
Madison, WI.......................        2,380         2,049        1,844        1,799        1,597
Norfolk, VA.......................        2,963         3,404        3,424        2,479        2,798
Peoria, IL........................        1,425         1,274        1,494        1,329        1,110
Minneapolis, MN...................        1,814         1,329        1,188        1,036          889
Northeast PA......................          194           420          379          166           (8)
South Carolina....................          (46)           (8)        (131)        (735)         (50)
Corporate.........................       (7,837)       (6,769)      (8,439)      (4,724)      (4,342)
HSP Graphics......................        1,465            --           --           --           --
                                        -------       -------      -------      -------      -------
          Total...................      $25,482       $21,318      $16,378      $15,557      $14,887
                                        =======       =======      =======      =======      =======

(a)  The 1996 figures for Jackson, MI are included with Lansing, MI.


                                Operating Margin

                                                           Year Ended December 31,
                                         -----------------------------------------------------------
          Market                           2000        1999         1998          1997        1996
         --------                        -------      -------      -------      -------      -------
                                                            (dollars in thousands)
Charlotte, NC.....................        58.1%        55.6%        48.9%        45.7%        40.5%
Lansing, MI.......................        41.7         38.9         35.1         22.3         43.1
Jackson, MI (a)...................        47.6         42.7         42.9         69.2           --
Kalamazoo, MI.....................        49.3         46.5         44.3         41.0         42.8
Lehigh Valley, PA.................        51.7         48.4         43.7         38.7         39.6
Madison, WI.......................        53.6         50.7         46.7         47.6         46.6
Norfolk, VA.......................        42.2         51.3         49.1         40.9         44.0
Peoria, IL........................        41.9         40.9         45.7         44.1         39.1
Minneapolis, MN...................        40.5         35.0         32.0         31.6         30.3
Northeast PA......................         7.3         15.5         14.1          7.5           --
South Carolina....................         (.7)         (.1)        (2.1)       (15.2)          --
HSP Graphics......................        21.3           --           --           --           --
          Total...................        31.6%        31.3%        25.4%        27.2%        31.5%
                                          ====         ====         ====        =====         ====


(a)  The 1996 figures for Jackson, MI are included with Lansing, MI.


Sales and Marketing

  The growth in the Company's revenues and Operating Cash Flow is primarily a result of its focus on the use of sales and marketing staff to increase the productivity of its inventory of displays while maintaining strict controls on its expenses.

  The Company's sales and marketing strategy has been successful largely due to the efforts of its team of general managers in its markets. These general managers have an average of over 16 years of experience in the outdoor advertising industry and are responsible for implementing the Company's sales and marketing strategy. Each of the Company's markets has a team of account executives that is supported locally by a creative department, which provides innovative marketing ideas, generates art work and designs billboard advertising for potential customers' advertising campaigns. In addition, each market has a business development staff, which makes available comprehensive information about local market research, customer needs and advertising opportunities. This allows the Company to assess the impact and potential reach for a potential target customer's display in a given market. The sales and marketing departments focus on increasing revenues through developing new marketing programs for customers, educating both current and potential customers on the effectiveness of the outdoor advertising product relative to other advertising media and integrating this medium into a customer's marketing plan. The Company's sales personnel are compensated primarily on a commission basis which maximizes their incentive to perform.

  The following table illustrates the diversity of the Company's markets and customers by setting forth the percentage of the Company's gross revenues for 2000 attributable to each of the top ten advertising categories:

                           2000 Revenues by Category
                          (Percent of Gross Revenues)

                                                                  Total
                                                                ---------
            Auto/Boat/Motorcycle/Recreational................      12.8%
            Restaurants......................................       9.7
            Telecommunications...............................       6.4
            Amusement/Entertainment..........................       5.9
            Hotel/Motel......................................       4.6
            Radio/Television/Cable...........................       3.6
            Beverages - Alcoholic............................       3.4
            Real Estate Agents/Brokers.......................       3.1
            Banking/Financial Institutions...................       3.1
            Hospitals/Healthcare Providers...................       2.8
            All Others.......................................      44.6
                                                                  -----
                  Total......................................     100.0%
                                                                  =====

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

  Each local office is responsible for locating and ultimately obtaining sites for the displays in its market. Each office has a leasing department, which maintains an extensive data base containing information on local property ownership, lease contract terms, zoning ordinances and permit requirements. The Company owns certain of the sites on which its displays are located and leases others. Site lease contracts vary in term but typically range from three to ten years with various termination and renewal provisions. As of and for the twelve months ended December 31, 2000, the Company had approximately 4,710 active site leases accounting for a total land lease expense of approximately $9.2 million, representing approximately 11.4% of net revenues.

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


Employees

  As of December 31, 2000, the Company employed 340 persons, of whom approximately 127 were primarily engaged in sales and marketing, 142 were engaged in painting, posting, construction and maintenance of displays, and the balance were employed in financial, administrative and similar capacities. No employees are covered by a collective bargaining agreement except for five production shop workers in Peoria, IL covered by a collective bargaining agreement with the Brotherhood and Painters and Allied Trades that expires on December 31, 2001. Management considers its employee relations to be good.


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

  The Company owns approximately 147 parcels of real property that serve as the sites for its outdoor displays. The Company also has easements on approximately 137 parcels of real property on which it has outdoor displays. Additionally, the Company's displays are located on sites leased or licensed by the Company, typically for three to ten years with renewal options.


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

  Information contained in this Annual Report, including, without limitation information in this Business section, may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology as "may," "will," "would," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Certain factors, including, the Company's substantial leverage, regulation of outdoor advertising by federal, state and local governments, tobacco advertising patterns, competition and general economic conditions, could cause actual results to differ materially from those in such forward-looking statements.

Item 4

Submission of matters to a vote of security holders

None.


Part II

Item 5

Market for Registrant's Common Equity and Related Stockholder Matters

Not Applicable.


Item 6

SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data, insofar as it relates to each of the years in the five-year period ended December 31, 2000, has been derived from the Company's financial information and should be read in conjunction with the audited financial statements, including the Company's balance sheets at December 31, 2000 and 1999 and the related statements of operations for each of the years in the three-year period ended December 31, 2000 and the notes thereto appearing elsewhere in this Form 10-K. The selected consolidated financial data should also be read in conjunction with the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       AOA HOLDINGS LLC AND SUBSIDIARIES

                     SELECTED CONSOLIDATED FINANCIAL DATA
                            (dollars in thousands)

                                                                     Year Ended December 31,
                                                     ------------------------------------------------------
                                                          2000        1999       1998       1997       1996
                                                     ---------   ---------   --------   --------   --------
Statement of Operations Data:
 Gross revenues....................................  $  87,903   $  74,808   $ 71,592   $ 63,302   $ 52,421
 Agency commissions................................      7,219       6,768      7,023      6,017      5,161
                                                     ---------   ---------   --------   --------   --------
 Net revenues......................................     80,684      68,040     64,569     57,285     47,260
 Direct advertising expenses.......................     40,219      33,508     32,097     29,089     22,412
 Corporate general and administrative expense......      4,063       3,660      3,903      3,589      2,405
 Depreciation and amortization.....................      8,994       7,075      7,875      8,149      6,105
 Deferred compensation expense(a)..................      1,927       2,479      4,316        901      1,451
                                                     ---------   ---------   --------   --------   --------
 Operating income..................................     25,482      21,318     16,378     15,557     14,887
 Interest expense..................................     21,981      16,577     14,408     14,601     12,523
 Payments to partners..............................         --       2,500         --         --         --
 Investment loss...................................        721          --         --         --         --
 Other expenses (income), net......................        199        (744)        78         43        (32)
 Loss on disposal of assets, net...................        173         369        378        122        861
 Income tax provision..............................        338          --         --         --         --
 Extraordinary loss on early extinguishment of debt         --         194        330         --         --
                                                     ---------   ---------   --------   --------   --------
    Net income.....................................  $   2,070   $   2,422   $  1,184   $    791   $  1,535
                                                     =========   =========   ========   ========   ========

                                                                        As of December 31,
                                                     ------------------------------------------------------
                                                          2000        1999       1998       1997       1996
                                                     ---------   ---------   --------   --------   --------
Balance Sheet Data:
  Cash and cash equivalents........................  $   2,217   $   1,616   $  1,687   $  3,121   $  3,533
  Working capital..................................    (50,867)      7,768      4,805      3,096      4,969
  Total assets.....................................    127,074      83,989     78,193     77,474     77,114
  Total debt.......................................    210,837     168,947    132,728    135,034    133,421
  Total members' deficit...........................  $(102,534)  $(101,026)  $(69,447)  $(69,586)  $(68,444)

                                                                      Year Ended December 31,
                                                     ------------------------------------------------------
                                                          2000        1999       1998       1997       1996
                                                     ---------   ---------   --------   --------   --------
Other Data:
  Operating Cash Flow(b)...........................  $  36,402   $  30,872   $ 28,569   $ 24,606   $ 22,443
  Capital expenditures.............................  $   9,360   $  10,187   $ 10,144   $  7,646   $  4,419
  Ratio of earnings to fixed charges(c)............      1.08x       1.14x      1.09x      1.05x      1.11x
  Ratio of debt to net income......................     101.85       69.76     112.13     170.71      86.92
  Cash flow provided by (used in):
    Operating activities...........................  $   9,822   $   9,760   $ 11,873   $  7,150   $ 12,537
    Investing activities...........................  $ (24,180)  $  (9,730)  $ (9,659)  $ (7,462)  $(28,675)
    Financing activities...........................  $  14,960   $    (101)  $ (3,647)  $   (100)  $ 17,540

--------------
(a) Deferred compensation expense represents accrued expenses under certain deferred compensation arrangements, including phantom stock and nonqualified retirement plan agreements with certain key management personnel. The phantom stock agreements in effect provide for the repurchase of the "phantom stock" in three equal annual payments after each executive's termination, death or disability, the sale of the Company, or the fifth anniversary of the agreement's execution. See "Executive Compensation--Agreements with Management--Incentive Compensation under Phantom Stock Agreements."

(b)  The following table sets forth the calculation of "Operating Cash Flow."

                                                                Year Ended December 31,
                                            ---------------------------------------------------------------
                                               2000          1999          1998          1997          1996
                                            -------       -------       -------       -------       -------
  Operating income.......................   $25,482       $21,318       $16,378       $15,557       $14,887
  Depreciation and amortization..........     8,994         7,075         7,875         8,148         6,105
  Deferred compensation expense..........     1,927         2,479         4,316           901         1,451
                                            -------       -------       -------       -------       -------
  Operating Cash Flow....................   $36,402       $30,872       $28,569       $24,606       $22,443
                                            =======       =======       =======       =======       =======

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


Item 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

  The Company is the sixth largest owner and operator of outdoor advertising structures in the United States. The Company provides outdoor advertising services through fourteen facilities in the Midwest, southeast and mid-Atlantic states: Charlotte, NC; Charleston, SC; Orangeburg, SC; Florence, SC; Laurens, SC; Kalamazoo, MI; Lansing, MI; Jackson, MI; Lehigh Valley, PA; Northeast PA; Madison, WI; Minneapolis, MN; Norfolk, VA; and Peoria, IL. As of December 31, 2000, the Company operated 9,969 advertising displays, including 2,867 painted bulletins, 6,900 30-sheet posters, and 202 junior (8-sheet) posters.

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

  Since 1991, the Company has continued to strengthen its market share through the construction and acquisition of displays in its existing markets, introduction of transit advertising in its Madison, WI market and acquisitions, in the last quarter of 1996, of operations in South Carolina and Pennsylvania. This expansion has been financed through internally generated cash flow and borrowings from the Company's $80 million credit facilities.

  The following table presents certain information from the Consolidated Statements of Operations as a percentage of net revenues for each of the three years in the three-year period ended December 31, 2000.



                                                                 Years Ended December 31,
                                                           ------------------------------------
                                                            2000           1999           1998
                                                           ------         ------         ------
Net revenues............................................    100.0%         100.0%         100.0%
Direct advertising expenses.............................     49.9           49.2           49.7
Corporate general and administrative expenses...........      5.0            5.4            6.0
                                                            -----          -----          -----

Operating Cash Flow.....................................     45.1           45.4           44.3
Depreciation and amortization...........................     11.1           10.4           12.2
Deferred compensation expense...........................      2.4            3.6            6.7
                                                            -----          -----          -----

Operating income........................................     31.6           31.3           25.4
Interest expense........................................     27.3           24.4           22.3
Payments to partners....................................        -            3.7              -
Investment loss.........................................       .9              -              -
Other expenses (income), net............................       .2           (1.0)            .2
Loss on disposals of property and equipment, net........       .2             .5             .6
Income tax provision....................................       .4              -              -
Extraordinary loss on early extinguishment of debt......        -             .3             .5
                                                            -----          -----          -----
Net income..............................................      2.6%           3.5%           1.8%
                                                            =====          =====          =====

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

  The following table presents the number of painted bulletins and 30-sheet poster displays operated by the Company and the average rates and occupancy levels with respect to such displays for the three years ended December 31, 2000. These figures do not include junior-posters and route town paints.


                                                                                 Years Ended December 31,
                                                                            -----------------------------------
                                                                             2000           1999           1998
                                                                            ------         ------         -----
Number of Displays:
 Painted Bulletins..................................................         2,867          2,567          2,529
 30-Sheet Posters...................................................         6,900          6,809          6,704
Average Rates: (1)
 Painted Bulletins..................................................        $1,799         $1,729         $1,583
 30-Sheet Posters...................................................        $  592         $  538         $  489
Average Occupancy:
 Painted Bulletins..................................................            74%            75%            78%
 30-Sheet Posters...................................................            62%            64%            69%

--------------
(1) Represents average rate per display per month

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

  The Company's sales and marketing strategy has been successful largely due to its team of general managers in its markets. These key managers have an average of 16 years of industry experience. The Company also has integrated a business development department into each market, making available to each region's sales force comprehensive information about local market research, customer needs and advertising opportunities. The business development departments have given the Company's sales departments significantly improved information and tools to develop additional local and regional advertising customers, especially with many customers that have not historically advertised through the outdoor medium. Sales representatives have been able to use these additional resources to develop creative ideas for new customers and educate them about the cost effectiveness of outdoor advertising in attempting to reach their customers. The Company considers its emphasis on local and regional sales, the expertise and tenure of its managers and its marketing and customer service capabilities to be factors which enhance the productivity of its inventory of advertising displays.


Acquisitions

  On March 9, 2000, two indirect wholly owned subsidiaries of the Company together acquired all of the outstanding stock of HSP Graphics ("HSP"), a printing operation headquartered in Canada which was majority-owned by two officers of the Company. The total amount of consideration was $21,000,000 and was financed by issuing notes payable to the former owners, bearing interest at 20% and payable over a one-year period. The transaction was accounted for as a purchase and, as such, the results of HSP's operations have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, which was approximately $20,000,000, was allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years.

  On June 28, 2000, the Company acquired all of the outstanding stock of Horizon Outdoor ("Horizon"), an outdoor advertising company in Charlotte, North Carolina. The total amount of consideration was $17,000,000, consisting of $15,500,000 in cash and a $1,500,000 note payable to the former owners and payable over an 18-month period. The transaction was accounted for as a purchase and, as such, the results of Horizon's operations have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, which was approximately $15,900,000, was allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years.


Results of Operations

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999

  Net revenues (gross revenues net of agency commissions) for 2000 of $80.7 million increased by 18.6% from $68.0 million for 1999. This increase resulted from higher advertising rates in certain markets and an increase in the number of displays sold, as well as revenues generated by HSP and Horizon since the purchase date.

  Direct advertising expenses for 2000 of $40.2 million increased by 20.0% from $33.5 million in 1999. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP and Horizon since the purchase date.

  Corporate general and administrative expenses for 2000 of $4.1 million increased by 11.0% from $3.7 million in 1999. This was attributable to an increase in travel expenses, corporate taxes and insurance expense.

  Depreciation and amortization for 2000 of $9.0 million increased by 27.1% from $7.1 million in 1999. Amortization expense increased due to the amortization of goodwill for HSP and Horizon.

  Deferred compensation expense for 2000 of $1.9 million decreased by 22.3% from $2.5 million in 1999 primarily due to the inclusion of the Chief Executive Officer in the Phantom Stock Plan to acquire his 3% interest in the company and the additional vesting of General Managers under the Phantom Stock Plan in 1999.

  Interest expense for 2000 of $22.0 million increased by 32.6% from $16.6 million in 1999. This increase was attributable to higher interest rates in 2000, as well as a higher outstanding loan balance. The Company's effective interest rate increased to 10.5% for 2000 from 10.1% for 1999.

  Net income for 2000 decreased to $2.1 million from $2.4 million in 1999 as a result of the items discussed above.

  Operating cash flow for 2000 of $36.4 million increased by 17.9% from $30.9 million in 1999. This increase was attributable to the aforementioned increase in net revenues coupled with only a modest increase in total operating expenses.


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

Liquidity and Capital Resources

  Historically, the Company's cash needs have arisen from operating expenses (primarily direct advertising expenses and corporate general and administrative expenses), debt service, capital expenditures and deferred compensation payments under phantom stock agreements. The Company's interest expense was $22.0 million in 2000, $16.6 million in 1999 and $14.4 million in 1998.

  The Company's primary sources of cash are net cash generated from operating activities and borrowings under its credit facility. The Company's net cash provided from operations did not change for 2000, decreased by 17.8% to $9.8 million for 1999 and increased by 66.1% to $11.9 million for 1998.

  During 1998, the Company had interest expense of $14.4 million on average outstanding indebtedness of $136.7 million, resulting in an effective annual interest rate of 10.2%. During 1999, the Company had interest expense of $16.6 million on average outstanding indebtedness of $158.2 million, resulting in an effective annual interest rate of 10.1%. During 2000, the Company had interest expense of $22.0 million on average outstanding indebtedness of $198.6 million, resulting in an effective annual interest rate of 10.5%. Scheduled interest payments on the Senior Notes aggregate approximately $15.7 million per year.

  In 2000, the senior unsecured credit facility was increased to $45 million. At December 31, 2000, $25.3 million was outstanding under such facility.

  Substantially all of the assets of the Company are pledged to secure indebtedness of up to $35.0 million (all of which was outstanding as of December 31, 2000) under the revolving credit facility and, accordingly, the lenders thereunder will have a prior claim on those assets. Permitted borrowings under the revolving credit facility are subject to various conditions. In addition, the availability of borrowings are subject to compliance with certain financial covenants. The agreement governing the revolving credit facility contains a number of covenants that are more restrictive than those contained in the indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability, and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings. In 2000, the senior unsecured credit facility was increased to $45 million. At December 31, 2000 and 1999, the Company was in compliance with all covenants.

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

  The Company increased its debt by $41.9 million in 2000, increased its debt by $36.2 million in 1999 and reduced its debt by $2.3 million in 1998. The Company also made capital expenditures, primarily for new billboard construction in existing markets, of $9.4 million in 2000, $10.2 million in 1999 and $10.1 million in 1998. The Company expects that its capital expenditures during 2001 will be approximately $25.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company expects to finance such capital expenditures with cash flow provided by operating activities or borrowings under the revolving credit facilities.

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


Item 7A

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risk from changes in interest rates. The information below summarizes the Company's market risk associated with its debt obligations as of December 31, 2000. The information presented below should be read in conjunction with Note 8 of the Notes to Consolidated Financial Statements.


Interest Rate Risk

   The Company carries some floating rate debt and thus is exposed to the impact of interest rate changes. At December 31, 2000, indebtedness under its revolving credit facility, representing approximately 34.4% of the Company's total debt, bears interest at variable rates. Accordingly, the Company's net income and cash flow are affected by changes in interest rates. A 105 basis point move in interest rates (10% of the Company's weighted average interest rate) would have an immaterial impact on earnings and cashflow.

   Fluctuations in interest rates may also adversely affect the fair market value of the Company's fixed rate borrowings. The fair value of debt with a fixed interest rate will increase as interest rates fall and decrease as interest rates rise. The Company's fixed rate borrowings consist of $97.7 million of senior notes bearing interest at

10 3/4%. A 105 basis point move in interest rates would also have an immaterial effect on the fair value of the Company's fixed rate senior notes.


Item 8

Financial Statements and Supplementary Data


Item 9

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   The information required by Item 9 was previously reported by the Company. Please see the Company's report on Form 8-K filed on September 15, 1998.


Part III

Item 10

Management

Executive Officers and Directors

  The executive officers and directors of Adams Outdoor Advertising, Inc., the managing general partner of the Company, are as follows:

                Name                       Age                        Position
--------------------------------------    -----    -------------------------------------------
Stephen Adams.........................     63      Chairman of the Board

J. Kevin Gleason......................     49      Chief Executive Officer, President and
                                                   Director

Abe Levine............................     47      Chief Financial Officer, Vice President,
                                                   Secretary and Treasurer

George Pransky........................     60      Director

David Frith-Smith.....................     55      Director

Andris A. Baltins.....................     55      Director

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

  J. Kevin Gleason has served as the Chief Executive Officer of the Company and President of Adams Outdoor Advertising, Inc. since 1991. Mr. Gleason has eighteen years of experience in advertising, twelve of which have been dedicated to the outdoor advertising industry. Mr. Gleason has been with Adams Outdoor Advertising, Inc. since 1987, serving as General Manager of various local markets and then as Executive Vice President at the corporate level. Prior to joining Adams Outdoor Advertising, Inc., Mr. Gleason served as General Manager of

Naegele Outdoor Advertising ("Naegele") of Southern California from 1985 to 1987. Mr. Gleason also currently serves as a Vice-Chairman of the Outdoor Advertising Association of America.

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

  David Frith-Smith has served as managing partner of Frith-Smith & Archibald, Certified Public Accountants, since 1988. Mr. Frith-Smith was a principal in Maidy and Lederman, Certified Public Accountants, from 1980 to 1984, and with Maidy Biller Frith-Smith & Brenner, Certified Public Accountants, from 1984 to 1988. Mr. Frith-Smith is a director of various private and non-profit corporations.

  Andris A. Baltins has been a member of the law firm of Kaplan, Strangis and Kaplan, P.A. since 1979. He is a director of Polaris Industries Inc., a manufacturer of snowmobiles, all-terrain vehicles, personal watercraft and related products. Mr. Baltins is also a director of various private and non-profit corporations.


Other Significant Management Personnel

  The following table sets forth certain information with respect to other significant management personnel:

                   Name                  Age                Position
Jim Allgeier........................      38      General Manager - Lansing, MI

Brian Criswell......................      37      General Manager - Jackson, MI

Mike Peters.........................      38      General Manager - Kalamazoo, MI

John Hayes..........................      47      General Manager - Lehigh Valley

Karen Vallone.......................      36      General Manager - Northeast PA

Michelle Kullmann...................      32      General Manager - Madison, WI

Gardner King........................      48      General Manager - Norfolk, VA

Barry M. Asmann.....................      43      General Manager - Charlotte, NC

Robert J. Lord......................      41      General Manager - Peoria, IL

Robert A. Graiziger.................      47      General Manager - Minneapolis, MN

Jerry Heinz.........................      58      General Manager - South Carolina

  Jim Allgeier became General Manager of the Lansing, Michigan division in June, 2000 after first joining the Company in 1998 as Sales Manager in Lansing. Prior to joining Adams, Mr. Allgeier owed Allgeier Outdoor Printing in Fort Wayne, Indiana, which the Company purchased in 1995. Mr. Allgeier started his outdoor career in

1985 as an account executive with Burkhart Advertising and left there in 1995 as Vice President/General Manager of their Fort Wayne, Indiana office.

   Brian Criswell started as General Manager of the Jackson, Michigan market in October, 2000. Brian began his career with Adams in 1996 as an Account Executive in the Kalamazoo market. In July of 1999, he was promoted to Sales Manager of the Kalamazoo market. He continued as Sales Manager until his October, 2000 promotion.

  Mike Peters has been general manager of the Kalamazoo, MI division since October, 1996. He began his outdoor advertising career in 1985 as an account executive with Creative Displays in Lehigh Valley, PA. Mr. Peters stayed on as an account executive when Adams purchased Creative Displays and in 1989 was promoted to sales manager. He has fifteen years of experience in the outdoor advertising industry.

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

   Karen Vallone became General Manager of the Northeast Pennsylvania market on January 1, 2001. She started with Adams in 1993 as an Account Executive in the Lehigh Valley, Pennsylvania division. In 1998, she joined the Company's national accounts team and held a national sales position until her recent promotion.

   Michelle Kullmann has been general manager of the Madison, Wisconsin division since June 1997. Michelle first started with Adams in 1991 as an account executive. In 1993 she was promoted to sales manager of Madison and held that position until her most recent promotion to General Manager.

  Gardner King has served as general manager of the Norfolk, VA division since January 1988. From 1980 through 1985, Mr. King was the founder and sole proprietor of an outdoor advertising company in Norfolk, VA, which he sold to Whiteco. After the expiration of his non-compete agreement with Whiteco, Mr. King joined the Company in 1988. Mr. King has twenty years of experience in the outdoor advertising industry.

  Barry Asmann has served as general manager of the Charlotte, NC division since January 1993 and prior thereto was sales manager in both the Charlotte, NC and Lehigh Valley, PA divisions. Mr. Asmann has 19 years of experience in the outdoor advertising industry, working in various markets throughout the country with the Company and Naegele.

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

Item 11

Executive Compensation

  The following table provides certain summary information concerning the compensation incurred by the Company for its Chief Executive Officer and each of the two other executive officers for the years ended December 31, 2000, 1999 and 1998.


                           SUMMARY COMPENSATION TABLE

                                                                                         Long-term
                                             Annual Compensation                        Compensation          Payouts
                                     ------------------------------------               ------------   ----------------------
                                                                Other                                                 All
                                                                Annual     Restricted    Securities                  Other
Name and Principal                                              Compen-       Stock      Underlying     LTIP        Compen-
Position               Year           Salary       Bonus(a)     sation(b)    Awards(c)     Options     Payouts      sation(c)
-------------------    -----        --------      ------------  ---------  -----------   ----------    -------      ---------
Stephen Adams          2000         $220,000(e)
 Chairman(d)           1999         $220,000(e)
                       1998         $212,000(e)

J. Kevin Gleason       2000         $515,000      $1,672,609                                                          $35,250
Chief Executive        1999         $456,692      $1,010,053                                                          $35,000
 Officer               1998         $414,843      $3,621,000                                                          $35,000

Abe Levine             2000         $200,000      $   41,500                                                          $19,275
Chief Financial        1999         $180,000                                                                          $19,500
 Officer               1998         $180,000                                                                          $18,923

--------------

(a) All amounts represent accruals under deferred phantom stock agreements.
(b) Less than the lesser of (i) 10% of total annual salary and bonus and (ii) $50,000.
(c) Amounts for 2000, 1999 and 1998 include contributions to the accounts of Messrs. Gleason and Levine under the Company's nonqualified retirement plan of $30,000 and $15,000, respectively. All other amounts represent Company contributions to the Company's 401(k) plan.
(d) The Company entered into an employment agreement with Mr. Adams providing for a salary of $200,000 per year, adjusted for annual cost of living increases, and the reimbursement of business expenses.
(e) Does not include reimbursement of company travel and entertainment expense advanced by Mr. Adams aggregating $200,000 in 2000. Nothing was reimbursed to Mr. Adams in 1999 or 1998.


Employment Agreement

  The Company and Stephen Adams entered into an employment agreement effective January 1, 1996. Under the employment agreement, Mr. Adams is employed as Chairman of Adams Outdoor Advertising, Inc. until December 31, 2001 at a base salary of $200,000 plus an annual cost of living increase.


Agreements with Management--Incentive Compensation Under Phantom Stock
Agreements

  The Company has deferred phantom stock agreements with certain managers, including each general manager with respect to the performance of his respective market. The compensation is calculated using a multiple of the operating profit of the general manager's respective division for the fiscal year ending immediately prior to the determination date over the value of the division at the time of agreement. The agreements provide for three equal annual payments to the participants upon the determination date, which is defined as termination of employment, death, disability, sale of the Company or the fifth anniversary of the execution of the agreement. The Company incurred deferred compensation expense related to the phantom stock agreements of $2.4 million, $2.5 million and $4.3 million, respectively, for the years ended December 31, 2000, 1999 and 1998, respectively.

  As of December 31, 2000, the Company has accrued the following amounts of deferred compensation expense payable related to the phantom stock agreements:

Name                                                       Amount
--------------------------------------------------  ---------------------
                                                         (dollars in
                                                         thousands)
Kevin Gleason.....................................                 $3,607
Others............................................                  1,836
                                                                   ------
        Total.....................................                 $5,443
                                                                   ======

  If amounts accrued as of December 31, 2000 as deferred compensation payable related to the phantom stock agreements are paid as currently scheduled (assuming no executive terminations, deaths or disabilities), such payments will occur as follows:

            Name                        2001      2002      2003      2004       2005       2006     Total
---------------------------------      -----    ------    ------    ------      -----      -----    ------
                                                            (dollars in thousands)
Kevin Gleason....................      $  --    $1,202    $1,202    $1,203      $  --      $  --    $3,607
Others...........................        278       427       403       403        215         13     1,739
                                       -----    ------    ------    ------      -----      -----    ------
            Total................      $ 278    $1,629    $1,605    $1,606      $ 215      $  13    $5,346
                                       =====    ======    ======    ======      =====      =====    ======


Agreements with Management Incentive Compensation Under Nonqualified Retirement Plan

  The Company also maintains a deferred compensation plan for each of Messrs. Gleason, Levine and each of the area general managers. Under such plan, the Company contributes $30,000 per year to the retirement account of Mr. Gleason and $15,000 per year to the account of each of the other participants. In addition, Messrs. Gleason and Levine deferred a substantial portion of their 1999 and 1998 compensation into a similar plan. Deferred compensation payable as of December 31, 2000 related to the nonqualified retirement plans was approximately $2.7 million.


401(k) Savings Plan

  Company employees also participate in a deferred savings and profit sharing plan (the "401(k) Plan") qualified under Section 401(a) and 401(k) of the Internal Revenue Code (the "Code"). All employees over age 21 who have completed one year of service are eligible to participate in the 401(k) Plan. Eligible employees may contribute to the 401(k) Plan up to 15% of their salary subject to an annual maximum established under the Code, and the Company matches these employee contributions at a rate of 50% up to the first 6% of the employee's salary. Employees may make additional voluntary contributions.


Director Compensation

  Following the refinancing, the Company pays directors who are not also employees (Messrs. Pransky, Frith-Smith and Baltins) director fees of $5,400 per quarter.

Item 12

Security Ownership of Certain Beneficial Owners and Management

                           PRINCIPAL SECURITY HOLDERS


The table below sets forth, the beneficial ownership interests in the Company as of December 31, 2000.


                                                 Aggregate
                                                 Member's
                  Name                           Interest
--------------------------------------------     ---------

Stephen Adams............................        100.00%
  2575 Vista Del Mar Drive
  Ventura, CA 93001



Item 13

Certain Relationships and Related Transactions



                              CERTAIN TRANSACTIONS


None.

Item 14

Exhibits, Financial Statements, Schedules and Reports on Form 8-K

  (a)  Documents filed
       (1) Financial statements (included under Item 8)

       (2) Financial statement schedules
           S-1 Independent Public Accountants' Reports on Schedule S-2 Schedule II - Valuation and Qualifying Accounts

       (3) Exhibits

  (b)  Reports on Form 8-K

  The Company filed statements on Form 8-K due to the following transactions occurring on the dates noted:

  Acquisitions

  On March 9, 2000, two indirect wholly owned subsidiaries of the Company together acquired all of the outstanding stock of HSP Graphics ("HSP"), a printing operation headquartered in Canada which was majority-owned by two officers of the Company. The total amount of consideration was $21,000,000 and was financed by issuing notes payable to the former owners, bearing interest at 20% and payable over a one-year period. The transaction was accounted for as a purchase and, as such, the results of HSP's operations have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, which was approximately $20,000,000, was allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years.

  On June 28, 2000, the Company acquired all of the outstanding stock of Horizon Outdoor ("Horizon"), an outdoor advertising company in Charlotte, North Carolina. The total amount of consideration was $17,000,000, consisting of $15,500,000 in cash and a $1,500,000 note payable to the former owners and payable over an 18-month period. The transaction was accounted for as a purchase and, as such, the results of Horizon's operations have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, which was approximately $15,900,000, was allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years.

  (c)  Exhibits

  Included in Item 14 (a) (3) above.

  (d)  Financial Statements Schedules

  Included in Item 14 (a) (2) above.

Financial Statement Schedules
  -  Identify

Signature Page
  -  Power of Attorney

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To:  Adams Outdoor Advertising Limited Partnership

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets of AOA Holding LLC and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, member's deficit and cash flows for the years then ended, and have issued our report thereon dated February 23, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II-Valuation and Qualifying Accounts is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP

Atlanta, GA
February 23, 2001

                 ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                Additions:
                              Balance at        Charged to                              Balance
                              beginning         costs and                               at end
       Description            of period         expenses          Deductions (b)        of period
--------------------------  ---------------  -----------------  --------------------  -------------
2000 Allowance for
Doubtful Accounts (a)         $1,218,421          370,112           (379,248)          $1,209,285


1999 Allowance for
Doubtful Accounts             $  648,101          870,285           (351,294)          $1,167,092


1998 Allowance for
Doubtful Accounts             $  700,429          287,494           (339,823)          $  648,101


(a) The "balance at beginning of period" for 2000 includes $51,329 for HSP Graphics as of March 31, 2000.

(b)  Write-offs, net of recoveries

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

                                   ADAMS OUTDOOR ADVERTISING LIMITED PARTNERSHIP
                                   By: Adams Outdoor Advertising, Inc.,
                                        its general partner

                                   By: /s/   J. Kevin Gleason
                                       -------------------------------------
                                             J. Kevin Gleason
                                       President and Chief Executive Officer


                                   ADAMS OUTDOOR ADVERTISING, INC.

                                   By: /s/   J. Kevin Gleason
                                       -------------------------------------
                                             J. Kevin Gleason
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                               Title                             Date
        ---------                               -----                             ----

 /s/  J. Kevin Gleason           President, Chief Executive Officer           April 2, 2001
-----------------------------    and Director (Principal Executive Officer)
      J. Kevin Gleason

 /s/ Abe Levine                  Chief Financial Officer (Principal           April 2, 2001
-----------------------------    Financial and Accounting Officer)
     Abe Levine

           *                     Chairman of the Board (Director)             April 2, 2001
-----------------------------
     Stephen Adams

           *                      Director                                    April 2, 2001
-----------------------------
     Andris Baltins

           *                      Director                                    April 2, 2001
-----------------------------
    David Frith-Smith

           *                      Director                                    April 2, 2001
-----------------------------
      George Pransky

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

POWER OF ATTORNEY
-----------------
                                  (FORM 10-K)

     KNOW ALL MEN BY THESE PRESENTS, that ADAMS OUTDOOR ADVERTISING, INC., a Minnesota corporation (the "Company"), and each of the undersigned directors of the Company, hereby constitutes and appoints J. Kevin Gleason and Abe Levine and each of them (with full power to each of them to act alone) its/his/her true and lawful attorney-in-fact and agent, for it/him/her and on its/him/her and in its/his/her name, place and stead, in any and all capacities to sign, execute, affix its/his/her seal thereto and file the Annual Report on Form 10-K of the Company and Adams Outdoor Advertising Limited Partnership for the year ended December 31, 2000 under the Securities Exchange Act of 1933, as amended, with any amendment or amendments thereto, with all exhibits and any and all documents required to be filed with respect thereto with any regulatory authority.

     There is hereby granted to said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in respect of the foregoing as fully as it/he/she or itself/himself/ herself might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, may lawfully do or cause to be done by virtue hereof.

     This Power of Attorney may be executed in any number of counterparts, each of which shall be an original, but all of which taken together shall constitute one and the same instrument and any of the undersigned directors may execute this Power of Attorney by signing any such counterpart.

     Adams Outdoor Advertising, Inc. has caused this Power of Attorney to be executed in its name by its Chief Executive Officer on the 2nd day of April, 2001.

                                  ADAMS OUTDOOR ADVERTISING, INC.


                                  By   /s/ J. Kevin Gleason
                                     ----------------------------
                                           J. Kevin Gleason
                                           Chief Executive Officer
                                           and President

The undersigned, directors of ADAMS OUTDOOR ADVERTISING, INC., have hereunto set their hands as of the 2nd day of April, 2001.



    /s/ Stephen Adams                       /s/ J. Kevin Gleason
-----------------------------           -------------------------------
    Stephen Adams                           J. Kevin Gleason



    /s/ David Frith-Smith                   /s/ George Pransky
-----------------------------           -------------------------------
    David Frith-Smith                       George Pransky



    /s/ Andris A. Baltins
-----------------------------
    Andris A. Baltins



                               D I R E C T O R S

                       AOA HOLDING LLC AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

                               TABLE OF CONTENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

FINANCIAL STATEMENTS

     Consolidated Balance Sheets--December 31, 2000 and 1999

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Changes in Member's Deficit for the Years Ended December 31, 2000, 1999, and 1998

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To AOA Holding LLC:

We have audited the accompanying consolidated balance sheets of AOA Holding LLC (a Minnesota limited liability corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in member's deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AOA Holding LLC and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP
-----------------------

Atlanta, Georgia
February 23, 2001

                        AOA HOLDING LLC AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999




                                                                                    2000                1999
                                                                                ------------         -----------
                                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                     $   2,217,267         $   1,616,105
 Investments                                                                       2,684,236             3,165,524
 Trade accounts receivable, less allowance for doubtful accounts of               10,185,182             9,017,351
  $1,209,285 and $1,167,092 in 2000 and 1999, respectively
 Other accounts receivable                                                         1,233,700                45,115
 Inventories                                                                         412,776                92,632
 Prepaid rent                                                                      3,552,691             2,992,547
 Prepaid expenses                                                                  1,272,007               679,742
                                                                               -------------           -----------
       Total current assets                                                       21,557,859            17,609,016

PROPERTY, PLANT, AND EQUIPMENT, net                                               61,257,277            56,525,883

INTANGIBLE ASSETS, net                                                            44,146,682             9,786,648

OTHER ASSETS                                                                         112,607                67,549
                                                                               -------------         -------------
                                                                               $ 127,074,425         $  83,989,096
                                                                               =============         =============

                        LIABILITIES AND MEMBER'S DEFICIT

CURRENT LIABILITIES:
 Current portion of long-term debt                                             $  56,406,283         $           0
 Notes payable to officers                                                         5,133,393                     0
 Accounts payable                                                                  1,166,435               925,559
 Interest payable                                                                  4,945,257             4,819,672
 Accrued expenses and other liabilities                                            4,532,182             3,361,280
 Deferred compensation                                                               241,356               734,266
                                                                               -------------         -------------
       Total current liabilities                                                  72,424,906             9,840,777

LONG-TERM DEBT                                                                   149,297,063           168,947,288

DEFERRED COMPENSATION                                                              7,886,010             6,226,425
                                                                               -------------         -------------
       Total liabilities                                                         229,607,979           185,014,490
                                                                               -------------         -------------
COMMITMENTS AND CONTINGENCIES (Note 12)

MEMBER'S DEFICIT:
 Member's deficit                                                               (102,465,197)         (101,025,394)
 Accumulated other comprehensive loss                                                (68,357)                    0
                                                                               -------------         -------------
       Total member's deficit                                                   (102,533,554)         (101,025,394)
                                                                               -------------         -------------
                                                                               $ 127,074,425         $  83,989,096
                                                                               =============         =============



   The accompanying notes are an integral part of these consolidated balance sheets.

                        AOA HOLDING LLC AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                      2000               1999                1998
                                                                   -----------        -----------         -----------
GROSS REVENUES                                                     $87,903,265        $74,807,990         $71,591,716
 Less agency commissions                                             7,218,777          6,768,065           7,023,144
                                                                   -----------        -----------         -----------
       Net outdoor advertising revenue                              80,684,488         68,039,925          64,568,572
                                                                   -----------        -----------         -----------
OPERATING EXPENSES:
 Direct advertising expenses                                        40,219,421         33,507,976          32,096,318
 Corporate, general, and administrative                              4,063,291          3,659,785           3,903,136
 Depreciation and amortization                                       8,993,602          7,074,751           7,875,001
 Deferred compensation                                               1,926,562          2,479,409           4,315,971
                                                                   -----------        -----------         -----------
       Total operating expenses                                     55,202,876         46,721,921          48,190,426
                                                                   -----------        -----------         -----------
OPERATING INCOME                                                    25,481,612         21,318,004          16,378,146
                                                                   -----------        -----------         -----------
OTHER EXPENSES (INCOME):
 Interest expense                                                   21,981,326         16,576,343          14,407,950
 Payments to Partnership minority limited partners                           0          2,500,000                   0
 Other expenses (income), net                                          198,952            (54,138)             79,539
 Unrealized gain on investments                                        721,288           (689,047)               (712)
 Loss on disposals of property, plant, and equipment, net              172,537            368,843             377,853
                                                                   -----------        -----------         -----------
       Total other expenses                                         23,074,103         18,702,001          14,864,630
                                                                   -----------        -----------         -----------
INCOME BEFORE PROVISION FOR INCOME TAXES AND EXTRAORDINARY           2,407,509          2,616,003           1,513,516
 LOSS ON EARLY EXTINGUISHMENT OF DEBT

PROVISION FOR INCOME TAXES                                             337,846                  0                   0

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT                           0            194,125             329,778
                                                                   -----------        -----------         -----------
NET INCOME                                                         $ 2,069,663        $ 2,421,878         $ 1,183,738
                                                                   ===========        ===========         ===========



 The accompanying notes are an integral part of these consolidated statements.

                        AOA HOLDING LLC AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF CHANGES

                              IN MEMBER'S DEFICIT

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998




                                                                                    Accumulated
                                                                                       Other               Total
                                                                Member's           Comprehensive          Member's
                                                                 Deficit                Loss              Deficit
                                                             -------------         -------------       -------------
BALANCE, December 31, 1997                                   $ (69,586,228)           $      0         $ (69,586,228)

 Net income                                                      1,183,738                   0             1,183,738
 Distributions                                                  (1,045,000)                  0            (1,045,000)
                                                             -------------            --------         -------------
BALANCE, December 31, 1998                                     (69,447,490)                  0           (69,447,490)

 Net income                                                      2,421,878                   0             2,421,878
 Distributions                                                 (33,999,782)                  0           (33,999,782)
                                                             -------------            --------         -------------
BALANCE, December 31, 1999                                    (101,025,394)                  0          (101,025,394)
                                                             -------------            --------         -------------

 Net income                                                      2,069,663                   0             2,069,663
 Foreign currency adjustment                                             0             (68,357)              (68,357)
                                                             -------------            --------         -------------
       Total comprehensive income                                2,069,663             (68,357)            2,001,306
                                                             -------------            --------         -------------
 Distributions                                                  (3,509,466)                  0            (3,509,466)
                                                             -------------            --------         -------------
BALANCE, December 31, 2000                                   $(102,465,197)           $(68,357)        $(102,533,554)
                                                             =============            ========         =============




 The accompanying notes are an integral part of these consolidated statements.

                        AOA HOLDING LLC AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                                                             2000           1999           1998
                                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                             $  2,069,663   $  2,421,878   $  1,183,738
 Adjustments to reconcile net income to net cash provided by operating activities:
     Extraordinary loss on early extinguishment of debt                            0        194,125        329,778
     Depreciation                                                          6,936,862      6,185,471      7,043,434
     Amortization of intangible assets                                     2,467,216      1,447,924      1,308,205
     Deferred compensation expense                                         1,926,562      2,479,409      4,315,971
     Payments for deferred compensation                                     (759,887)    (4,064,027)    (1,332,193)
     Loss on disposals of property, plant, and equipment, net                172,537        368,843        377,853
     Foreign currency translation adjustment                                 (68,357)             0              0
     Change in unrealized loss (gain) on investments                         721,288       (689,047)          (712)
     Barter loss (income)                                                    171,303        152,708        (24,729)
     Purchases of investments                                               (240,000)      (597,500)      (183,604)
     Changes in operating assets and liabilities, net of effects from acquisitions of businesses:
         Accounts receivable, net                                         (2,812,014)      (509,801)      (659,805)
         Inventories                                                          84,531        (23,958)        73,600
         Prepaid rent, expenses, and other assets                         (1,003,330)      (192,297)       (49,972)
         Accounts payable, accrued expenses, and other liabilities            30,065      1,372,896        (72,647)
         Interest payable                                                    125,585      1,213,522       (436,242)
                                                                        ------------   ------------   ------------
           Net cash provided by operating activities                       9,822,024      9,760,146     11,872,675
                                                                        ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property, plant, and equipment                              (9,359,641)   (10,187,221)   (10,144,346)
 Proceeds from sales of property, plant, and equipment                       679,226        457,172        485,088
 Acquisition of Horizon Outdoor                                          (15,500,000)             0              0
                                                                        ------------   ------------   ------------
           Net cash used in investing activities                         (24,180,415)    (9,730,049)    (9,659,258)
                                                                        ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Debt financing costs                                                       (886,250)    (2,126,661)       (97,921)
 Advances from notes payable and long-term debt                           53,472,131     70,687,827     19,910,007
 Payments on notes payable and long-term debt                            (34,116,862)   (34,468,039)   (22,216,257)
 Premium on senior notes redemption                                                0       (194,125)      (198,000)
 Distributions to members                                                 (3,509,466)   (33,999,782)    (1,045,000)
                                                                        ------------   ------------   ------------
           Net cash provided by (used in) financing activities            14,959,553       (100,780)    (3,647,171)
                                                                        ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         601,162        (70,683)    (1,433,754)

CASH AND CASH EQUIVALENTS, beginning of year                               1,616,105      1,686,788      3,120,542
                                                                        ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year                                  $  2,217,267   $  1,616,105   $  1,686,788
                                                                        ============   ============   ============



 The accompanying notes are an integral part of these consolidated statements.

                        AOA HOLDING LLC AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

 1.  ORGANIZATION AND NATURE OF OPERATIONS

     AOA Holding LLC ("AOA Holding" or the "Company") was incorporated on May 4, 1999 as a Minnesota limited liability company. AOA Holding was formed to acquire the direct individual interests of Stephen Adams in Adams Outdoor Advertising Limited Partnership (the "Partnership") and Adams Outdoor Advertising Inc. ("Adams Inc.") and to serve as a co-issuer of $50 million of 10.375% senior notes due 2006 (the "Parent Senior Notes"). AOA Holding's assets consist of 100% of the outstanding capital stock of Adams Inc. and a .70% general partnership interest and a 68.3% limited partnership interest in the Partnership. Mr. Adams is the sole member of AOA Holding, and all operations are conducted through the Partnership. AOA Capital Corp. ("AOA Capital"), a wholly owned subsidiary of AOA Holding, was incorporated on May 4, 1999 for the sole purpose of serving as co-issuer of the Parent Senior Notes. The net proceeds from the offering were used by AOA Holding to make a distribution to its sole member, to repay $13.5 million of indebtedness of the Partnership, and to make a $2.5 million payment to the minority limited partner.

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

     Use of Estimates

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

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

     The Company has classified all securities purchased and held during 2000 and 1999 as trading securities, as they are intended to be sold in the near term. Trading securities are carried at fair value, with realized and unrealized gains and losses included in net income.

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

     Intangible Assets

     Intangible assets include financing costs, noncompete agreements, and goodwill. Goodwill is being amortized using the straight-line method over periods of 12 to 40 years. The remaining intangible assets are recorded at cost and are amortized using the straight-line method over the assets' estimated useful lives of 2 to 5 years for noncompete agreements and the terms of the related debt for financing costs.

     Impairment of Long-Lived Assets

     The Company periodically reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if an impairment exists.

     Income Taxes

     The Company is not considered a taxable entity for federal and state income tax purposes. Any taxable income or loss, tax credits, and certain other items are reported by the partners on their own tax returns in accordance with the partnership agreement.

     One of the Company's subsidiaries, HSP Graphics ("HSP"), is a C corporation, and accordingly, the provision for the year ended December 31, 2000 reflects federal and state tax expense of $337,846.

     Revenue Recognition

     Revenues represent outdoor advertising services provided by the Company. The Company recognizes revenue, usually on a monthly basis in accordance with contract terms, as advertising services are provided and collectibility is reasonably assured.

     Barter Transactions

     Barter transactions, which represent the exchange of advertising for goods or services, are recorded at the estimated fair value of the advertising provided and the products or services received. Barter revenue is recognized when advertising services are rendered, and barter expense is recognized when the related products or services are received.

     Fair Value of Financial Instruments

     The Company's financial instruments consist primarily of cash and short-term investments, trade receivables, notes receivable, accounts payable and long-term debt. In management's opinion, the carrying amounts of these financial instruments, with the exception of long-term debt (note 9), approximate their fair values at December 31, 2000 and 1999.

     Foreign Currency Translation

     The Company translates the results of operations of its foreign subsidiary using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Foreign currency translation adjustments are recorded as a component of member's deficit.

     New Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos 137 and 138 in June 1999 and June 2000, respectively. These statements, which will be effective for the Company beginning January 1, 2001, require the Company to recognize all derivative instruments (including certain imbedded in other contracts) on the balance sheet at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value either be offset against the change in the fair value of assets, liabilities, or firm commitments through income, or be recognized in comprehensive income until the hedged item is recognized in income. Any ineffective portion of a derivative's change in fair value must be immediately recognized in income. The Company adopted the provisions of SFAS No. 133, as amended, on January 1, 2001, which had no impact on the results of operations and financial position.

     Comprehensive Income

     The Company had other comprehensive losses in the form of cumulative translation adjustments, which resulted in total comprehensive income of $2,001,306 in 2000.

 3.  ACQUISITIONS

     On March 9, 2000, two indirect wholly owned subsidiaries of the Company acquired together all of the outstanding stock of HSP, an outdoor advertising printing operation headquartered in Canada, which was majority-owned by two officers of the Company. The total amount of consideration was $21,000,000 and was financed by issuing notes payable to the former owners bearing interest at 20% and payable over a one-year period. The transaction was accounted for as a purchase and, as such, the results of HSP's operations have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, which was approximately $20,000,000, was allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years.

     On June 28, 2000, the Company acquired all of the outstanding stock of Horizon Outdoor ("Horizon"), an outdoor advertising company in Charlotte, North Carolina. The total amount of consideration was $17,000,000, consisting of $15,500,000 in cash and a $1,500,000 note payable to the former owners and payable over an 18-month period. The transaction was accounted for as a purchase and, as such, the results of Horizon's operations have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired, which was approximately $15,900,000, was allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years.

     The following unaudited pro forma information presents the combined results of operations as if the acquisitions had occurred at the beginning of 2000 and 1999. The unaudited pro forma information is based upon the historical financial statements of the Company and the acquired businesses. Pro forma results give effect to additional interest expense on borrowings related to the acquisitions as well as additional amortization expense on the increased goodwill. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been consummated at the beginning of each year, nor are they necessarily indicative of future results.

                                             2000               1999
                                         -----------        -----------

        Gross revenues                   $91,203,000        $87,396,000
        Net income (loss)                    175,000         (1,483,865)

 4.  RELATED-PARTY TRANSACTIONS

     During 2000, the Company entered into a sales agreement with a director of the Company for advertising space sold by each individual location. Revenues of approximately $1,000,000 related to this transaction have been included in gross revenue during 2000.

     Certain officers of the Company had ownership interests in HSP prior to its acquisition by the Company (Note 3). The Company paid the salary and expenses of HSP employees, and HSP reimbursed the Company for these expenses in cash or services. At December 31, 1999 and 1998, the Company had accounts receivable of $21,870 outstanding related to this arrangement with HSP. The Company expensed $0, $0, and $11,000 for printing services provided by HSP during 2000, 1999, and 1998, respectively.

     In connection with the acquisition of HSP, the Company issued notes payable to officers in the original amount of $21,000,000. These notes are payable over a one-year period and bear interest at 20%. At December 31, 2000, approximately $5,133,000 remained on these notes.

     During 1998, the Company entered into a building lease with an officer of the Company. The lease term was for ten years and had been classified as an operating lease. Rent expense of approximately $37,000 and $52,000 related to this transaction is included in direct advertising expense in 1999 and 1998, respectively. During 1999, the Company purchased this building from the officer of the Company for $461,000.

     During 1997, the Company entered into an aircraft lease with a party related to the Company. The lease term was for seven years and had been classified as an operating lease. At the beginning of 1999, the Company purchased an aircraft and was released from the lease agreement. Lease and operating expenses of approximately $549,000 related to this transaction have been included in corporate general and administrative expense during 1998.

     During 1999, the Company purchased outdoor advertising displays from two related parties in Peoria for $100,000 in cash paid to each of the parties.

 5.  INVESTMENTS

     The cost and estimated fair values of investment securities at December 31, 2000 and 1999 are summarized as follows:

                                                                                       2000
                                                          --------------------------------------------------------------
                                                                               Gross           Gross
                                                                             Unrealized      Unrealized        Estimated
                                                                              Holding          Holding           Fair
                                                             Cost              Gains           Losses            Value
                                                          ----------          --------       ---------        ----------

Trading securities:
 Cash and money market funds                              $1,113,816          $      0       $       0        $1,113,816
 Equity securities                                         2,089,288                 0        (563,174)        1,526,114
 Fixed income debt securities                                 50,299               147          (6,140)           44,306
                                                          ----------          --------       ---------        ----------
                                                          $3,253,403          $    147       $(569,314)       $2,684,236
                                                          ==========          ========       =========        ==========

                                                                                       1999
                                                          --------------------------------------------------------------
                                                                               Gross           Gross
                                                                             Unrealized      Unrealized       Estimated
                                                                              Holding         Holding            Fair
                                                             Cost              Gains           Losses            Value
                                                          ----------          --------       ---------        ----------

Trading securities:
 Cash and money market funds                              $  105,384          $      0       $       0        $  105,384
 Equity securities                                         2,401,554           730,979        (121,531)        3,011,002
 Fixed income debt securities                                 51,046               561          (2,469)           49,138
                                                          ----------          --------       ---------        ----------
                                                          $2,557,984          $731,540       $(124,000)       $3,165,524
                                                          ==========          ========       =========        ==========

 6.  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following at December 31, 2000 and 1999:

                                                            2000                 1999
                                                        ------------         ------------
Land                                                    $  5,652,254         $  3,692,333
Buildings and improvements                                 6,526,590            5,522,640
Outdoor advertising structures                           110,432,281          104,600,078
Vehicles                                                   4,256,846            3,947,917
Machinery and equipment                                    4,508,474            1,586,670
Office equipment                                           5,131,682            4,738,466
Construction in progress                                   1,869,780            1,446,410
                                                        ------------         ------------
                                                         138,377,907          125,534,514
Less accumulated depreciation                            (77,120,630)         (69,008,631)
                                                        ------------         ------------
                                                        $ 61,257,277         $ 56,525,883
                                                        ============         ============

 7.  INTANGIBLE ASSETS

     Intangible assets consist of the following at December 31, 2000 and 1999:

                                                             2000                 1999
                                                         -----------         ------------

Goodwill                                                 $43,565,124         $ 7,582,597
Noncompete agreements                                      2,325,500           2,325,500
Financing costs                                            7,399,887           7,399,887
                                                         -----------         -----------
                                                          53,290,511          17,307,984
Less accumulated amortization                             (9,143,829)         (7,521,336)
                                                         -----------         -----------
                                                         $44,146,682         $ 9,786,648
                                                         ===========         ===========

 8.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses and other liabilities consist of the following at December 31, 2000 and 1999:

                                                             2000             1999
                                                          ----------       ----------

Accrued insurance                                         $1,020,885       $  376,677
Accrued payroll                                              365,295          215,698
Other                                                      3,146,002        2,768,905
                                                          ----------       ----------
                                                          $4,532,182       $3,361,280
                                                          ==========       ==========

 9.  LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                   2000                 1999
                                                               ------------         ------------
10.37% Senior notes due June 1, 2006                           $ 50,000,000         $ 50,000,000
10.75% Senior notes due March 12, 2006                           97,675,000           97,675,000
Revolving credit facilities due December 31, 2001                55,340,857           21,272,288
Seller note payable                                               1,538,750                    0
Various notes payable                                             1,148,739                    0
                                                               ------------         ------------
                                                                205,703,346          168,947,288
Less current maturities                                         (56,406,283)                   0
                                                               ------------         ------------
                                                               $149,297,063         $168,947,288
                                                               ============         ============

     On March 12, 1996, the Company completed a refinancing (the "Refinancing") of its outstanding debt. Pursuant to the Refinancing, substantially all of the Partnership's existing debt was repaid, $105 million of 10.75% senior notes due 2006 (the "Senior Notes") were issued, and a credit agreement (the "Credit Agreement") was executed which provided for a revolving credit facility with total availability of $15 million. On December 2, 1996, the Credit Agreement was amended and restated to increase the availability on the revolving credit facility from $15 million to $35 million for a fee of $387,500. On March 31, 1998, the Company entered into an additional $3 million senior unsecured credit facility to increase the line of credit to $38 million. In September 1998, proceeds from the senior unsecured facility were used to purchase $4 million of the Company's Senior Notes on the open market at 105% of principal plus accrued interest. As a result of the redemption, the Company recognized an extraordinary loss of $329,778, which represented the redemption premium plus recognition of a proportionate share of the associated deferred financing fees. In November 1998, the senior unsecured credit facility was increased to $8 million. On June 30, 1999, the Company used proceeds from the $50 million of 10 3/8% senior notes due 2006 (Note 1) to purchase $1.3 million of the Senior Notes on the open market for 105% of principal plus accrued interest. On August 10, 1999, the Company purchased an additional $2 million of the Senior Notes at 105% of principal plus accrued interest. As a result of these redemptions, the Company recognized an extraordinary loss of $194,125 which represents the redemption premium plus recognition of a proportionate share of the associated deferred financing fees. In June 2000, the revolving credit facility was increased to $62 million. Effective January 2001, the revolving credit facility was increased to $80 million.

     Borrowings under the Credit Agreement bear interest at a rate equal to, at the option of the Company, either (i) the base rate (which is defined as the higher of the prime rate or the federal funds rate plus .5%) or (ii) LIBOR, in each case plus an applicable margin, as defined, determined by reference to the ratio of total debt to cash flow of the Company. At December 31, 2000 and 1999, the weighted-average interest rate was 10.2% and 9.1%, respectively, on outstanding borrowings.

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

     The Credit Agreement contains, among other things, covenants restricting the ability of the Partnership to dispose of assets, make distributions to its partners, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates, and otherwise restrict certain activities. The Credit Agreement also contains financial covenants related to minimum interest coverage, maximum leverage ratio, and a minimum fixed-charge coverage ratio. At December 31, 2000 and 1999, the Company was in compliance with all covenants.

     The Credit Agreement expires on December 31, 2001. The Company is currently negotiating to extend or refinance beyond that date. Management believes the Company will be successful in their efforts.

     The 10.75% Senior Notes due 2006 were issued under an indenture dated March 12, 1996 among the Company and the trustee of the notes. The notes are senior unsecured obligations of the Company ranking pari passu in right of payment with all existing and future senior indebtedness of the Company and senior in right of payment to all existing and future subordinated indebtedness of the Company that by its terms is subordinated in right of payment to the notes. The notes are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such indebtedness.

     The notes mature on March 15, 2006 and bear interest at an annual rate of 10.75% from the date of issuance until maturity. Interest is payable semiannually in arrears on March 15 and September 15 to holders of record of the notes.

     The notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2001 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued and unpaid interest to the redemption date if redeemed during the 12-month period beginning on March 15 of each year, as listed below:

              Year:
                2002                            103.583%
                2003                            101.792
                2004 and thereafter             100.000

     Also, up to 25% of the notes are redeemable at the option of the Company in the event of a public equity offering.

     The Parent Senior Notes (Note 1) are unsecured obligations of AOA Holding and its 100% owned subsidiary, AOA Capital. The Parent Senior Notes mature on June 1, 2006 and bear interest at 10 3/8%. Interest is payable semi-annually in arrears on March 15 and September 15, commencing September 15, 1999.

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

     At December 31, 2000, the fair value of the Company's long-term debt based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of similar remaining maturities was approximately $149.7 million.

     Annual minimum maturities of long-term debt based on amounts outstanding at December 31, 2000 are as follows:

                2001                            $ 56,406,283
                2002                                 500,000
                2003                                       0
                2004                                       0
                2005                                       0
                Thereafter                       148,797,063
                                                ------------
                                                $205,703,346
                                                ============

10.  EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) deferred savings and profit-sharing plan. Employees must be at least age 21 and must have completed one year of service to participate in the plan. Employees may contribute up to 15% of their salaries, and the Company matches employee contributions at the rate of 50%, up to 6% of the employee's salary. The Company's contributions to the plan were approximately $255,000, $254,000, and $240,000 in 2000, 1999,
     and 1998, respectively.

11.  DEFERRED COMPENSATION BENEFITS

     Phantom Stock Agreements

     The Company has deferred compensation benefits referred to as phantom stock agreements with certain management personnel. The compensation is calculated using a multiple of the operating profit of a division or the Company for the year ending immediately prior to the determination date over the base cost, which is the assigned value of the division or the Company, at the date of the agreement's execution. The agreements provide for three equal annual payments to the participants on the determination date, which is defined as termination, death, disability, the sale of the Company, or the fifth anniversary of the agreement's execution. The Company incurred deferred compensation expense related to these agreements of $1,686,562, $2,261,909, and $4,098,470 as of December 31, 2000, 1999, and
     1998, respectively.

     Nonqualified Retirement Plans

     The Company also maintains certain nonqualified retirement plans (the "Plans") to provide deferred compensation benefits for certain members of management. The Company has established trusts (the "Trusts") for contributions to provide sources of funds for liabilities under the Plans. The Trusts are revocable and constitute unfunded arrangements, as their assets are subject to the claims of the Company's creditors in the event of insolvency, until such time as the obligations have been paid to plan participants in accordance with the Plans. Earnings of the trusts are allocated proportionately to participant accounts. During the years ended December 31, 2000, 1999, and 1998, the Company recorded deferred compensation expense of $240,000, $217,500, and $217,501, respectively, to these plans.

12.  COMMITMENTS AND CONTINGENCIES

     Operating Lease Commitments

     The Company leases real estate to erect signs in commercial and industrial areas along traffic routes in cities or close to populated urban areas. The Partnership also leases certain vehicles used in its operations. These leases have terms ranging from one to ten years.

     Approximate future minimum lease payments under noncancelable operating leases with terms in excess of one year at December 31, 2000 are as follows:

                2001                            $ 5,700,915
                2002                              4,954,032
                2003                              4,051,460
                2004                              3,340,851
                2005                              2,187,325
                Thereafter                       18,198,544
                                                -----------
                                                $38,433,127
                                                ===========

     Rent expense incurred under operating leases aggregated $10,304,840, $8,617,282, and $7,315,000 for 2000, 1999, and 1998, respectively.

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

     Concentration of Risks

     Approximately 0%, 2.9%, and 10.3% of the Company's net revenues for the years ended December 31, 2000, 1999, and 1998, respectively, were attributable to the tobacco products industry. In November 1998, the major U.S. tobacco companies (the "Tobacco Companies") reached an out-of-court settlement (the "Agreement") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, and four other U.S. territories (the "Settling States"). The remaining four states had already reached similar settlements with the Tobacco Companies. The Agreement called for the removal of tobacco advertising from out-of-home media, including billboards, along with signs and placards in arenas, stadiums, shopping malls, and video game arcades by April 23, 1999. Additionally, the Agreement provided that, at the Settling States' option, the Tobacco Companies must, at their expense, substitute for tobacco advertising alternative advertising which discourages youth smoking. That alternative advertising must remain in place for the duration of the Tobacco Companies' out-of-home media advertising contracts which existed as of the date of the Agreement. Although the extent of the future impact on operations is not known, the Company has been successful thus far in replacing tobacco advertising in its markets.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     The following summarizes supplemental cash paid and noncash activities for the years ended December 31, 2000, 1999, and 1998:

                                                         2000               1999               1998
                                                      -----------        -----------        -----------

Supplemental disclosure of cash paid during the
 year for interest                                    $16,263,665        $14,812,345        $14,367,555
                                                      ===========        ===========        ===========

14.  SEGMENT AND ENTERPRISE-WIDE INFORMATION

     The Company's primary business consists of its outdoor advertising operations. Beginning in 2000 with the acquisition of HSP, the Company's business expanded to printing operations. The Company evaluates the performance of its operations on the basis of gross revenues and operating income. The table below presents information about reported segments for 2000, 1999, and 1998:

                                 Outdoor             Printing                               Consolidated
                               Advertising          Operations         Eliminations          Operations
                               -----------          ----------         ------------         ------------
Gross revenues:
 2000                          $80,976,517          $8,535,435         $(1,608,687)          $87,903,265
 1999                           74,807,990                   0                   0            74,807,990
 1998                           71,591,716                   0                   0            71,591,716
Operating income:
 2000                           24,016,858           1,464,754                   0            25,481,612
 1999                           21,318,004                   0                   0            21,318,004
 1998                           16,378,146                   0                   0            16,378,146

     The following are gross revenue and long-lived asset information by geographic area as of and for 2000, 1999, and 1998:

                                         Sales                              Long-Lived Assets
                           -------------------------------          --------------------------------
                               U.S.               Foreign               U.S.               Foreign
                           -----------          ----------          -----------          -----------
Year ended:
 2000                      $80,976,517          $6,926,748          $82,747,077          $22,656,882
 1999                       74,807,990                   0           66,312,531                    0
 1998                       71,591,716                   0           62,458,059                    0

15.  SUBSEQUENT EVENT

     On January 9, 2001, the Company acquired all of the assets of PNE Media LLC and Four Winds, Inc. used in the operation of their outdoor advertising businesses in Charleston, Orangeburg, and Florence, South Carolina. The total amount of consideration was approximately $19,000,000 in cash, financed by borrowings against the Company's revolving credit facilities. The transaction was accounted for as a purchase.