Form 10-Q
period 2001-03-31
AOA HOLDING LLC
filed 2001-05-14
CIK 1088933

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                March 31, 2001


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
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets of AOA Holding LLC and Subsidiaries
        as of March 31, 2001 (unaudited) and December 31, 2000...........   1

        Consolidated Statements of Operations of AOA Holding LLC and Subsidiaries for the quarters ended March 31, 2001 and 2000
        (unaudited)......................................................   2

        Consolidated Statement of Changes in Member's Deficit of AOA
        Holding LLC and Subsidiaries for the three months ended
        March 31, 2001 (unaudited).......................................   3


        Consolidated Statements of Cash Flows of AOA Holding LLC and Subsidiaries for the three months ended March 31, 2001
        and 2000 (unaudited).............................................   4

        Notes to Interim Consolidated Financial Statements of
        AOA Holding LLC and Subsidiaries (unaudited).....................   5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................   8



PART II. OTHER INFORMATION

        Item 1. Legal Proceedings........................................  12
        Item 2. Changes in Securities....................................  12
        Item 3. Defaults Upon Senior Securities..........................  12
        Item 4. Submission of Matters to a Vote of Security Holders......  12
        Item 5. Other Information........................................  12
        Item 6. Exhibits and Reports on Form 8-K.........................  12

SIGNATURES...............................................................  13

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                  March 31,
                                                                    2001          December 31,
                            ASSETS                               (unaudited)          2000
                                                                 -----------      ------------
Current assets:
 Cash and cash equivalents                                        $     908      $   2,217
 Investments                                                          2,540          2,684
 Accounts receivable, less allowance for doubtful accounts of
  $788 and $1,209 at March 31, 2001 and December 31, 2000,
  respectively                                                       13,355         10,185
 Receivables from related parties                                        73          1,234
 Inventories                                                            465            413
 Prepaid rent                                                         3,902          3,553
 Prepaid expenses                                                     1,533          1,272
                                                                  ---------      ---------
   Total current assets                                              22,776         21,558

Property, plant and equipment, net                                   79,123         61,257
Goodwill and intangible assets, net                                  43,724         44,147
Other assets                                                            142            112
                                                                  ---------      ---------
                                                                  $ 145,765      $ 127,074
                                                                  =========      =========

                       LIABILITIES AND PARTNERS' DEFICIT

Current liabilities:
 Current portion of long-term debt                                $  80,342      $  56,406
 Notes payable to officers                                            5,133          5,133
 Accounts payable                                                     1,469          1,167
 Interest payable                                                     1,326          4,945
 Accrued expenses and other liabilities                               3,269          4,532
 Deferred compensation                                                  241            241
                                                                  ---------      ---------
   Total current liabilities                                         91,780         72,425

Long-term debt, less current installments                           148,764        149,297
Deferred compensation                                                 8,085          7,886
                                                                  ---------      ---------
   Total liabilities                                                248,629        229,608

Commitments and contingencies (Note 4)


Member's deficit                                                   (102,864)      (102,465)
Foreign currency adjustment                                               -            (68)
                                                                  ---------      ---------
   Total partners' deficit                                         (102,864)      (102,533)
                                                                  ---------      ---------
                                                                  $ 145,765      $ 127,074
                                                                  =========      =========


 See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)
                            (Dollars in Thousands)



                                                   Quarter Ended
                                                      March 31,
                                                   2001      2000
                                                 -------   -------
Gross Revenues                                   $21,731    17,330
   Less agency commissions                         1,706     1,452
                                                 -------   -------
     Net outdoor advertising revenue              20,025    15,877

Operating expenses:
   Direct advertising expenses                    10,383     8,476
   Corporate general and administrative               10       705
   Depreciation and amortization                   2,649     1,676
   Deferred compensation                             366       360
                                                 -------   -------
     Total operating expenses                     13,408    11,216
                                                 -------   -------
     Operating income                              6,617     4,661
                                                 -------   -------
Other expenses (income):
   Interest expense                                6,008     4,568
   Interest expense - related parties                545       112
   Other expense (income), net                       133       (10)
   Gain on disposals of property, plant
     and equipment, net                               (2)       (1)
                                                 -------   -------
     Total other expenses                          6,685     4,668
                                                 -------   -------
     Loss before taxes                               (68)       (7)

     Income tax provision                            134         -
                                                 -------   -------
       Net loss                                  $  (202)  $    (7)
                                                 =======   =======


See accompanying notes to unaudited interim financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
             CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)
                            (Dollars in Thousands)


                                                             MEMBER'S
                                                             DEFICIT
                                                            ---------
BALANCE, DECEMBER 31, 2000                                  $(102,534)

NET LOSS                                                         (202)

FOREIGN CURRENCY ADJUSTMENT                                      (128)

DISTRIBUTIONS                                                       -
                                                            ---------
BALANCE, MARCH 31, 2001                                     $(102,864)
                                                            =========


See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                                    Three Months Ended
                                                                        March 31,
                                                                      2001       2000
                                                                    --------   -------
Cash flows from operating activities:
 Net loss                                                           $   (202)  $    (7)
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation                                                        2,055     1,554
   Amortization of goodwill and intangible assets                        813       265
   Deferred compensation expense                                         366       435
   Payments of deferred compensation                                    (167)     (509)
   Barter income                                                          (5)      (89)
   Loss on disposals of property, plant and
    equipment, net                                                        (2)        -
   Gain on foreign currency exchange                                    (129)        -
   Change in unrealized gain on investments                              144         -

   Changes in assets and liabilities:
    Increase in accounts receivable, net                              (2,009)   (3,481)
    (Increase) decrease in inventories                                   (53)       10
    Increase in prepaid rent and other prepaid expenses                 (639)     (376)
    (Decrease) increase in accounts payable and accrued expenses        (956)      283
    Decrease in interest payable                                      (3,620)   (3,832)
                                                                    --------   -------
     Net cash used in operating activities                            (4,401)   (5,747)

Cash flows from investing activities:
    Additions to property, plant and equipment                        (1,172)   (2,351)
    Proceeds from sale of property, plant
      and equipment                                                        2         7
    Purchase of PNE Media                                            (19,140)        -
                                                                    --------   -------
     Net cash used in investing activities                           (20,310)   (2,344)

Cash flows from financing activities:
    Payments on long-term debt                                        (4,402)   (6,387)
    Advances on revolving line of credit                              27,804    14,594
                                                                    --------   -------
     Net cash provided by financing activities                        23,402     8,207
                                                                    --------   -------

     Net (decrease) increase in cash and cash equivalents             (1,309)      116

Cash and cash equivalents at beginning of period                       2,217     1,616
                                                                    --------   -------
Cash and cash equivalents at end of period                          $    908   $ 1,732
                                                                    ========   =======

See accompanying notes to unaudited interim consolidated financial statements.

                   AOA HOLDING LLC AND SUBSIDIARIES (Note 3)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                 (Unaudited)

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

  On January 1, 2001, the Company acquired certain assets of PNE Media ("PNE") and Four Winds, Inc. ("Four Winds"), both outdoor advertising companies in South Carolina. The total amount of consideration was $19,000,000 paid in cash. The transaction was accounted for as a purchase, and, as such, the results of PNE/Four Wind's operations have been included in the Company's financial statements from the date of acquisition. The estimated excess of purchase price over the fair value of the net assets acquired, which was approximately $500,000, was preliminarily allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years. The purchase price allocation for PNE/Four Winds is preliminary and is subject to change based upon final analysis of information the Company has arranged to obtain.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain matters discussed in this Quarterly Report on Form 10-Q are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include forward-looking terminology such as "believes," "anticipates," "expects," "would," "estimate," "continue," or the negative thereof or variations thereon or comparable terminology. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those anticipated as of the date of this report. Certain of such risks and uncertainties are described in close proximity to such forward-looking statements. Other factors that could effect such results, performance or achievement are set forth in "Risk Factors" in Amendment No. 3 to the Company's Registration Statement on Form S-4 (Registration No. 333-03338) as updated by the Company's Annual Report on Form 10-K for the year ended December 31, 2000 including those risks to the Company presented by financial leverage, government regulation with respect to zoning, competition and general economic conditions.


Results of Operations

Quarter Ended March 31, 2001 Compared With Quarter Ended March 31, 2000
-----------------------------------------------------------------------

  Net revenues (gross revenues net of agency commissions) for the quarter ended March 31, 2001 of $20.0 million increased by 26.1% from $15.9 million for the comparable period in 2000. This increase resulted from higher advertising rates and an increase in the number of displays sold, as well as revenues generated by HSP, Horizon and PNE during the first quarter of 2001.

  Direct advertising expenses for the quarter ended March 31, 2001 of $10.4 million increased by 22.5% from $8.5 million for the comparable period in 2000. The increase was attributable to direct costs associated with increased sales from new displays and an increase in sales commissions due to higher average rates, as well as direct advertising expenses generated by HSP, Horizon and PNE during the first quarter of 2001.

  Corporate general and administrative expenses for the quarter ended March 31, 2001 of $10,000 decreased significantly from $705,000 for the comparable period in 2000. This decrease was attributable to the first quarter 2001 release of insurance reserves booked in 2000, for which the actual costs were significantly less than anticipated. In addition, bonuses which were accrued for in 2000 have not been and will not be paid.

  Depreciation and amortization for the quarter ended March 31, 2001 of $2.6 million increased by 58.1 % from $1.7 million for the comparable period in 2000. Depreciation expense increased due to new builds in 2000, as well as the acquisitions of HSP, Horizon and PNE. Amortization expense increased due to the amortization of goodwill for HSP and Horizon.

  Deferred compensation expense for the quarter ended March 31, 2001 of $366,000 increased by 1.6% from $360,000 for the comparable period in 2000.

  Interest expense for the quarter ended March 31, 2001 of $6.6 million increased by 40.0% from $4.7 million for the first quarter of 2000. For the quarters ended March 31, 2001 and March 31, 2000, the effective interest rates were 10.7% and 10.3% on average outstanding balances of $221.3 million and $176.3 million, respectively.

  There was a net loss of $202,000 for the quarter ended March 31, 2001 compared to a net loss of $7,000 for the first quarter of 2000 as a result of the items discussed above.

  Operating Cash Flow is defined as operating income (loss) before (i) depreciation and amortization expenses and (ii) deferred compensation expense. As a partnership, the Company is not subject to federal corporate income tax. Operating Cash Flow is not intended to represent net cash provided by operating activities as defined by generally accepted accounting principles and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to net cash provided by operating, investing and financing activities as a measure of liquidity or ability to meet cash needs. The Company believes Operating Cash Flow is a measure commonly reported and widely used by analysts, investors and other interested parties in the media industry. Accordingly, this information is disclosed herein to permit a more complete comparative analysis of the Company's performance relative to other companies in the media industry. Operating Cash Flow for the quarter ended March 31, 2001 of $9.6 million increased by 43.8% from $6.7 million for the comparable period in 2000.

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

  The Company's primary sources of cash are net cash generated from operating activities and borrowings under the Credit Facility. The Company's net cash used in operations decreased to $4.4 million for the three months ended March 31, 2001 from $5.7 million for the three months ended March 31, 2000.

  The Company expects that its capital expenditures during 2001 will be approximately $29.0 million and will be primarily for new billboard construction and the upgrading of existing displays. The Company made capital expenditures of $1.2 million during the three months ended March 31, 2001 compared to $2.4 million during the three months ended March 31, 2000.

  At March 31, 2001 and December 31, 2000, the Company's accrued liability for deferred compensation payable under phantom stock agreements with key employees was $5.8 million and $5.4 million, respectively, in the aggregate. The Credit Facility and the Indenture permit the payment of the deferred compensation when due, subject to certain annual limitations. Such payments are scheduled to be paid during the 1998 through 2002 period. During the three months ended March 31, 2001, payments of deferred compensation totaled $167,000.

  The Company has revolving credit facilities of up to $80 million, $35 million secured and $45 million unsecured. At March 31, 2001, the outstanding borrowings were $79.8 million. Substantially all of the assets of the Company are pledged to secure indebtedness under the secured credit facility. The agreement governing the secured credit facility contains a number of covenants that are more restrictive than those contained in the Indenture, including covenants requiring the Company to maintain certain financial ratios that become more restrictive over time. Adverse operating results could cause noncompliance with one or more of these covenants, reducing the Company's borrowing availability and, in certain circumstances, entitling the lenders to accelerate the maturity of outstanding borrowings.

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

  On January 1, 2001, the Company acquired certain assets of PNE Media ("PNE") and Four Winds, Inc. ("Four Winds"), both outdoor advertising companies in South Carolina. The total amount of consideration was $19,000,000 paid in cash. The transaction was accounted for as a purchase, and, as such, the results of PNE/Four Wind's operations have been included in the Company's financial statements from the date of acquisition. The estimated excess of purchase price over the fair value of the net assets acquired, which was approximately $500,000, was preliminarily allocated to goodwill and is being amortized on a straight-line basis over a period of 20 years. The purchase price allocation for PNE/Four Winds is preliminary and is subject to change based upon final analysis of information the Company has arranged to obtain.


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

  (a) No exhibits are included herein:

  (b) No reports on Form 8-K have been filed during the quarter for which the report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2001               AOA HOLDING LLC




                                 By /s/ J. Kevin Gleason
                                    --------------------
                                    J. Kevin Gleason
                                    President and Chief Executive Officer


                                 By /s/ Abe Levine
                                    --------------
                                    Abe Levine
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)